Form 10QSB
period 2003-04-30
BRINX RESOURCES LTD
filed 2003-07-11
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: April 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from _________________ to __________________


                        Commission file number 333-102441


                              BRINX RESOURCES LTD.
        (Exact name of small business issuer as specified in its charter)


                     NEVADA                           98-0388682
         (State or other jurisdiction of            (IRS Employer
         incorporation or organization)           Identification No.)


            4519 WOODGREEN DRIVE, WEST VANCOUVER, B.C. V7S 2T8 CANADA
                    (Address of principal executive offices)


                                 (604) 926-3677
                           (Issuer's telephone number)


                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)


 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            11,400,000 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 APRIL 30, 2003


 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

                              BRINX RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                                   FORM 10-QSB
                                 APRIL 30, 2003






                                                                            PAGE
Financial Information

    Balance Sheets as of October 31, 2002
      and April 30, 2003 (unaudited)                                          3

    Statements of Operations for the Six Months Ended
      April 30, 2002 and 2003 and Cumulative Amounts from
      December 23, 1998 through April 30, 2003 (unaudited)                    4

    Statements of Operations for the Three Months Ended
      April 30, 2002 and 2003 (unaudited)                                     5

    Statements of Cash Flows for the Six Months Ended
      April 30, 2002 and 2003 and Cumulative Amounts from
      December 23, 1998 through April 30, 2003 (unaudited)                    6


    Notes to Financial Statements                                             7

BRINX RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEETS

===============================================================================================================

                                                                                  October 31,        April 30,
                                                                                         2002             2003
---------------------------------------------------------------------------------------------------------------
                                                                                                    (Unaudited)

ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                                    $      28,729     $      11,668
                                                                                --------------    --------------

                                                                                       28,729            11,668

UNDEVELOPED MINERAL PROPERTY (NOTE 6)                                                     811     $         851
                                                                                --------------    --------------

TOTAL ASSETS                                                                    $      29,540     $      12,519
================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                     $       6,847     $      11,190
                                                                                --------------    --------------


STOCKHOLDERS' EQUITY
   Common stock (Note 4)
     Authorized
       50,000,000 common shares with a par value of $0.001 per share
        1,000,000 preferred shares with a par value of $0.01 per share
     Issued and outstanding
       11,400,00 common shares                                                         11,400            11,400
   Capital in excess of par value                                                      20,000            20,000
   Deficit accumulated during the development stage                                    (8,707)          (30,071)
                                                                                --------------    --------------

   Total stockholders' equity                                                          22,693             1,329
                                                                                --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      29,540     $      12,519
================================================================================================================



                 See accompanying notes to financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

============================================================================================================

                                                                                                Cumulative
                                                                                              Amounts From
                                                                                                 Inception
                                                            For the Six       For the Six    (December 23,
                                                           Month Period      Month Period         1998) to
                                                            Ended April       Ended April        April 30,
                                                               30, 2002          30, 2003             2003
------------------------------------------------------------------------------------------------------------

REVENUES
                                                          $         -        $         -     $          -
                                                          --------------     -------------   ---------------


EXPENSES
    General and Administrative                                      -              21,364    $       30,071
                                                          --------------     -------------   ---------------


NET (LOSS)                                                $         -        $    (21,364)   $      (30,071)
============================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                         $         -        $    (0.0019)   $      (0.0026)
============================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC AND DILUTED                                            11,400,000        11,400,000        11,400,000
============================================================================================================


                 See accompanying notes to financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

=========================================================================================


                                                          For the Three    For the Three
                                                           Month Period     Month Period
                                                            Ended April      Ended April
                                                               30, 2002         30, 2003
-----------------------------------------------------------------------------------------

REVENUES
                                                          $          -     $           -
                                                          -------------    --------------


EXPENSES
    General and Administrative                                       -     $       8,386
                                                          -------------    --------------


NET (LOSS)                                                $          -     $      (8,386)
=========================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                         $          -     $     (0.0007)
=========================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC AND DILUTED                                           11,400,000       11,400,000
=========================================================================================



                 See accompanying notes to financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

=============================================================================================================================


                                                                                                                  Cumulative
                                                                                                                Amounts From
                                                                                                                   Inception
                                                                              For the Six       For the Six    (December 23,
                                                                             Month Period      Month Period         1998) to
                                                                              Ended April       Ended April        April 30,
                                                                                 30, 2002          30, 2003             2003
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                  $          -      $     (21,364)   $     (30,071)
  Adjustments to reconcile net loss to net cash used by
     operating activities
     Stock issued for costs and expenses                                               -                 -             1,400

  Changes in assets and liabilities
     Increase in accounts payable and accrued liabilities                              -              4,343           11,190
                                                                            -------------     --------------   --------------

  Net cash (used) by operating activities                                              -            (17,021)         (17,481)
                                                                            -------------     --------------   --------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of undeveloped mineral property                                             -                (40)            (851)
                                                                            -------------     --------------   --------------

  Net cash (used) in investing activities                                              -                (40)            (851)
                                                                            -------------     --------------   --------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                             -                 -            30,000
                                                                            -------------     --------------   --------------

  Net cash provided by financing activities                                            -                 -            30,000
                                                                            -------------     --------------   --------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                        -            (17,061)          11,668


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         -             28,729               -
                                                                            -------------     --------------   --------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $          -      $      11,668    $      11,668
=============================================================================================================================


                 See accompanying notes to financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2003
(UNAUDITED)

================================================================================

         The accompanying unaudited financial statements included herein were prepared from the records of Brinx Resources Ltd. (the Company) in accordance with Generally Accepted Accounting Principles in the United States. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to provide a fair statement of the results of operations and financial position for the interim periods. The financial statements conform to the presentation in the Company's Registration Statement on Form SB-1 filed with the Securities and Exchange Commission for the year ended October 31, 2002. These financial statements should be read in conjunction with the Company's Registration Statement on Form SB-1.

         The results of operations for the six months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

1.       HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was incorporated on December 23, 1998 under the laws of the State of Nevada.

         The Company is in the business of the exploration of mineral properties. The Company has not yet determined whether its properties contain mineral resources that may be economically recoverable and therefore is considered to be a mining company in the exploration stage and a development stage company as defined by Statement of Financial Accounting Standards No. 7.

2.       BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence.

         The operations of the Company have primarily been funded by the sale of common stock. Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2003
(UNAUDITED)



3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         FOREIGN CURRENCY TRANSLATION

         Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statement of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

         CASH AND CASH EQUIVALENTS

         The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

         INCOME TAXES

         A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         LOSS PER SHARE

         Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.


4.       RELATED PARTY TRANSACTIONS

         During the six months ended April 30, 2003, the Company paid $2,877 for administrative services performed by a related entity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Our business plan is to proceed with the exploration of the Antelope Pass Project to determine whether there are commercially exploitable reserves of gold located on the property comprising the mineral claims. We have decided to proceed with the first phase of a staged exploration program recommended by the geological report prepared by Leroy Halterman. Mr. Halterman has been engaged to conduct this first phase of the exploration program, the fieldwork of which is expected to take approximately 10 to 14 days to complete. The samples collected during the fieldwork will then be tested and analyzed. We expect to complete an evaluation of the Phase I program prior to the end of the current fiscal year, which ends October 31, 2003.

         We will assess whether to proceed to the Phase II of the recommended geological exploration program upon completion of an assessment of the results of Phase I of the geological exploration program. In completing this determination, we will review the conclusions and recommendations that we receive from our geologist based on his geological review of the results of the first phase. We will also make an assessment as to whether the results of Phase I are sufficiently positive to enable us to achieve the financing necessary for us to proceed with Phase II of the exploration program. Since we cannot undertake Phase II of exploration program unless we achieve the necessary financing to fund it, we do not know when or if we will proceed with Phase II.

         This assessment will include an assessment of our cash reserves after the completion of Phase I and the market for financing of mineral exploration projects at the time of our assessment.

         We anticipate that we will incur the following expenses over the next twelve months:

   o $11,250 in connection with the completion of the Phase I of our recommended geological work program;
   o     $10,700 for the remainder of the offering expenses; and
   o $10,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934.

         Accordingly, we anticipate spending approximately $31,950 over the next twelve months in pursuing our stated plan of operations. Based on our cash position of $11,668 as of April 30, 2003 and a commitment from Ken Cabianca, our sole officer, to loan up to $25,000, we believe we have sufficient cash resources to pay for our operating expenses over the next twelve months. Of the estimated $20,000 of offering expenses, we have paid approximately $9,300 through April 30, 2003.

         The commitment from Mr. Cabianca is not in writing. His commitment may not be enforceable, as we have not given any consideration to Mr. Cabianca to make it a binding agreement. However, we believe it likely that Mr. Cabianca will fulfill this commitment, as he and his son are currently our only shareholders and would benefit the most from the continued existence of the company. Should Mr. Cabianca not provide us with the funds necessary to cover our operating expenses, the company in all likelihood would cease to exist.

         We anticipate that we will require additional funding in the event that we decide to proceed with Phase II of the exploration program. The anticipated cost of Phase II of the exploration program is $41,150. This amount is in excess of our projected cash reserves remaining upon completion of Phase I of the exploration program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund Phase II of the exploration program. We believe that debt financing will not be an alternative for our exploration program. We do not have any arrangements in place for any future equity financing.

         If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means:

   o     engaging in an offering of our stock;
   o     engaging in borrowing; or
   o     locating a joint venture partner or partners.

RESULTS OF OPERATIONS

         We have not yet earned any revenues. We anticipate that we will not earn revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

         For the three and six months ended April 30, 2003, we incurred losses of $8,386 and $21,364, respectively. Most of our expenses for the three and six-month periods were related to the preparation and filing of our registration statement on Form SB-1 for the covering the resale of shares by a selling shareholder.

         We incurred operating expenses in the amount of $7,307 for the year ended October 31, 2002, most of which were professional fees and expenses to maintain our corporate existence. Accordingly, our loss for the year ended October 31, 2002 was $7,307.

         We incurred a loss of $1,400 for the year ended October 31, 2001, all of which was attributable to operating expenses of $1,400.

         Accordingly, our accumulated deficit through April 30, 2003 was $30,071.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $11,668 and working capital of $478 as of April 30, 2003, as compared to cash of $28,729 and working capital of $21,882 as of October 31, 2002. Thus far, we have financed all of our activities through the sale of common stock.

         We are bearing all costs relating to the registration of the common stock, which are estimated at $20,000. Of this amount, approximately $9,300 has been paid through April 30, 2003. The selling shareholder, however, will pay any commissions or other fees payable to brokers or dealers in connection with any sale of the common stock.

         We are paying the expenses of the offering because we seek to: (i) become a reporting company with the Commission under the Securities Exchange Act of 1934 (the "1934 Act"); and (ii) enable our common stock to be traded on the NASD OTC Bulletin Board. We believe that the registration of the resale of shares on behalf of existing shareholder may facilitate the development of a public market in our common stock if our common stock is approved for trading on the NASD OTC Bulletin Board.

GOING CONCERN

         The report of our independent auditors on the financial statements for the year ended October 31, 2002, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have suffered losses since inception and have not yet commenced principal operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional funding to engage in further exploration of our mineral claims or to commence principal operations. Even if we were able to commence principal operations, there is no assurance that such operations would be profitable.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by us in periodic press releases and oral statements made by our officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements of to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) government regulations particularly those related to the mining industry; (5) required accounting changes; (6) disputes or claims regarding our property interests; and (7) other factors over which we have little or no control.


ITEM 3.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company's sole officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date this evaluation was conducted.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)   EXHIBITS

--------------------------------------------------------------------------------
  REGULATION                                                          SEQUENTIAL
  S-B NUMBER                       EXHIBIT                           PAGE NUMBER
--------------------------------------------------------------------------------
     3.1         Articles of Incorporation, as amended (1)               N/A
--------------------------------------------------------------------------------
     3.2         Bylaws (1)                                              N/A
--------------------------------------------------------------------------------
    10.1         Confirmation of an agreement with Leroy Halterman       N/A
                 dated February 3, 2003 (1)
--------------------------------------------------------------------------------
    10.2         Receipt of Assignment of Property for Kendra #1-8       N/A
                 claims from the Bureau of Land Management dated
                 February 28, 2003 (1)
--------------------------------------------------------------------------------
    10.3         Assignment of Property - Antelope Pass Project, as      N/A
                 filed and recorded by Hidalgo County, New Mexico,
                 on January 7, 2003 (1)
--------------------------------------------------------------------------------
    10.4         Notice of Intent to Hold Kendra #1-8, Lode Mining       N/A
                 Claims dated August 23, 2002, by Leroy Halterman (1)
--------------------------------------------------------------------------------
     99          Certification Pursuant to 18 U.S.C. Section 1350         15
                 as Adopted Pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002
--------------------------------------------------------------------------------
-------------------
(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-1, file no. 333-102441.

         B)   REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BRINX RESOURCES LTD.
                                       (Registrant)


Date:   July 10, 2003                  By:  /s/ KENNETH A. CABIANCA
                                          --------------------------------------
                                             Kenneth A Cabianca, President
                                             (Principal financial officer)

                                  CERTIFICATION

I, Kenneth A. Cabianca, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Brinx Resources
         Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    July 10, 2003

                                     /s/ KENNETH A. CABIANCA
                                     -------------------------------------------
                                     Kenneth A. Cabianca
                                     Principal Executive and Financial Officer