Form 10QSB
period 2003-07-31
BRINX RESOURCES LTD
filed 2003-09-11
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: July 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to ______________

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

     Check whether the issuer (1) filed all reports required to be filed by
           Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            11,400,000 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                  JULY 31, 2003

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                ------   -------

                              BRINX RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                  JULY 31, 2003






                                                                         PAGE
Financial Information

     Balance Sheets
         October 31, 2002 and July 31, 2003 (unaudited)                    3

     Statements of Operations
         Nine Months Ended July 31, 2002 and 2003 and
         Cumulative Amounts from Inception to July 31, 2003
         (unaudited)                                                       4

     Statements of Operations
         Three Months Ended July 31, 2002 and 2003 (unaudited)             5

     Statements of Cash Flows for the Nine Months Ended
         July 31, 2002 and 2003 and Cumulative Amounts from
         Inception to July 31, 2003 (unaudited)                            6


     Notes to Financial Statements                                         7

BRINX RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEET

=====================================================================================================================
                                                                                October 31,2002         July 31, 2003
                                                                                                         (Unaudited)
---------------------------------------------------------------------------------------------------------------------

ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                                   $      28,729           $      8,966
                                                                                -------------           ------------
                                                                                       28,729                  8,966

UNDEVELOPED MINERAL PROPERTY                                                              811                    851
                                                                                -------------           ------------
TOTAL ASSETS                                                                    $      29,540           $      9,817
====================================================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                    $       6,847           $     17,164
                                                                                -------------           ------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock - $0.01 par value; authorized - 1,000,000 shares
       Issued - none
    Common stock - $0.001 par value; authorized - 50,000,000 shares
       Issued and outstanding - 11,400,000 shares                                      11,400                 11,400
    Capital in excess of par value                                                     20,000                 20,000
    (Deficit) accumulated during the development stage                                 (8,707)               (38,747)
                                                                                -------------           ------------
    Total stockholders' equity (deficit)                                               22,693                 (7,347)
                                                                                -------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $      29,540           $      9,817
====================================================================================================================





   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

==========================================================================================================================



                                                                                                        Cumulative
                                                                                                          Amounts
                                                                  For the Nine     For the Nine          From
                                                                  Month Period     Month Period       Inception
                                                                      Ended            Ended              To
                                                                  July 31,2002     July 31,2003      July 31, 2003
--------------------------------------------------------------------------------------------------------------------------

REVENUES                                                          $        -       $          -      $          -
                                                                  -------------    --------------    --------------

EXPENSES
  General and Administrative                                               -             30,040            38,747
                                                                  -------------    --------------    --------------

NET (LOSS)                                                        $        -       $    (30,040)     $    (38,747)
===================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                                 $        -       $    (0.0026)     $    (0.0034)
===================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                   11,400,000       11,400,000        11,400,000
===================================================================================================================










   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
================================================================================




                                                 For the Three     For the Three
                                                  Month Period      Month Period
                                                    Ended July        Ended July
                                                       31,2002           31,2003
--------------------------------------------------------------------------------

REVENUES                                          $         -      $          -
                                                  ------------     -------------

EXPENSES
   General and Administrative                               -             8,676
                                                  ------------     -------------

NET (LOSS)                                        $         -      $     (8,676)
================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                 $         -      $    (0.0008)
================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                   11,400,000       11,400,000
================================================================================








   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

===================================================================================================================


                                                                                                        Cumulative
                                                                   For the Nine      For the Nine      Amounts From
                                                                   Month Period      Month Period        Inception
                                                                      Ended             Ended               To
                                                                   July 31,2002      July 31,2003      July 31,2003
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss)                                                     $          -      $     (30,040)    $    (38,747)
   Adjustments to reconcile net (loss) to net cash (used) by
     operating activities
     Stock issued for costs and expenses                                     -                -              1,400

   Change in non-cash working capital item:
     Increase in accounts payable and accrued liabilities                    -             10,317           17,164
                                                                  -------------     --------------    -------------
   Net cash (used) by operating activities                                   -            (19,723)         (20,183)
                                                                  -------------     --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of undeveloped mineral property                                  -                (40)            (851)
                                                                  -------------     --------------    -------------
   Net cash (used) in investing activities                                   -                (40)            (851)
                                                                  -------------     --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                                      -                -             30,000
                                                                  -------------     --------------    -------------
   Net cash provided by financing activities                                 -                -             30,000
                                                                  -------------     --------------    -------------

NET (DECREASE) INCREASE IN CASH                                              -            (19,763)           8,966


CASH, BEGINNING OF PERIODS                                                   -             28,729              -
                                                                  -------------     --------------    -------------

CASH, END OF PERIODS                                              $          -      $       8,966     $      8,966
===================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   Stock issued for costs and expenses                            $          -      $         -       $      1,400
                                                                  -------------     --------------    -------------

   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2003
(Unaudited)
================================================================================


1.       ORGANIZATION

         Brinx Resources Ltd. (the Company) was incorporated under the laws of the State of Nevada on December 23, 1998, issued its initial common stock in February 2001, and is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (SFAS
         7) and a mining company in the exploration stage. The Company's principal activities since inception have been the acquisition of mineral properties, principally in the State of New Mexico.

         The accompanying unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles in the United States. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to provide a fair statement of the results of operations and financial position for the interim periods. The financial statements conform to the presentation in the Company's Registration Statement on Form SB-1 filed with the Securities and Exchange Commission for the year ended October 31, 2002. These financial statements should be read in conjunction with the Company's Registration Statement on Form SB-1.

         The results of operations for the nine months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

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

         The operations of the Company have primarily been funded by the sale of common stock. Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financing. Such financing may not be available or may not be available on reasonable terms.

3.       RELATED PARTY TRANSACTIONS

         During the nine months ended July 31, 2003, the Company paid $2,877 for administrative services performed by a related entity.

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

         Accordingly, we anticipate spending approximately $31,950 over the next twelve months in pursuing our stated plan of operations. Based on our cash position of $8,966 as of July 31, 2003 and a commitment from Ken Cabianca, our sole officer, to loan up to $25,000, we believe we have sufficient cash resources to pay for our operating expenses over the next twelve months. Of the estimated $23,000 of offering expenses, we have paid approximately $10,000 through July 31, 2003.

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

         We may determine not to proceed with further exploration of our mineral claims - either because the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration. If we decide not to proceed with the Antelope Pass Project, we may plan to pursue the acquisition of an interest in other mineral claims. We anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. Accordingly, we expect that we would try to acquire an option with shares of our stock to earn an interest in a mineral claim. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means:

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

         For the three and nine months ended July 31, 2003, we incurred losses of $8,676 and $30,040, respectively. Most of our expenses for the three and nine-month periods were related to the preparation and filing of our registration statement on Form SB-1 for the covering the resale of shares by a selling shareholder.

         We incurred operating expenses in the amount of $7,307 for the year ended October 31, 2002, most of which were professional fees and expenses to maintain our corporate existence. Accordingly, our loss for the year ended October 31, 2002 was $7,307.

         We incurred a loss of $1,400 for the year ended October 31, 2001, all of which was attributable to operating expenses of $1,400.

         Accordingly, our accumulated deficit through July 31, 2003 was $38,747.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $8,966 and a working capital deficit of $8,198 as of July 31, 2003, as compared to cash of $28,729 and working capital of $21,882 as of October 31, 2002. Thus far, we have financed all of our activities through the sale of common stock.

         We are bearing all costs relating to the registration of the common stock, which are estimated at $23,000. Of this amount, approximately $10,000 has been paid through July 31, 2003. The selling shareholder, however, will pay any commissions or other fees payable to brokers or dealers in connection with any sale of the common stock.

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


ITEM 3.  CONTROLS AND PROCEDURES

         As of July 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the sole officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         During the fiscal quarter ended July 31, 2003, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       EXHIBITS

--------------------------------------------------------------------------------
    REGULATION                                                        SEQUENTIAL
    S-B NUMBER                      EXHIBIT                          PAGE NUMBER
--------------------------------------------------------------------------------
       3.1          Articles of Incorporation, as amended (1)            N/A
--------------------------------------------------------------------------------
       3.2          Bylaws (1)                                           N/A
--------------------------------------------------------------------------------
       10.1         Confirmation of an agreement with Leroy              N/A
                    Halterman dated February 3, 2003 (1)
--------------------------------------------------------------------------------
       10.2         Receipt of Assignment of Property for Kendra         N/A
                    #1-8 claims from the Bureau of Land Management
                    dated February 28, 2003 (1)
--------------------------------------------------------------------------------
       10.3         Assignment of Property - Antelope Pass Project,      N/A
                    as filed and recorded by Hidalgo County, New
                    Mexico, on January 7, 2003 (1)
--------------------------------------------------------------------------------
       10.4         Notice of Intent to Hold Kendra #1-8, Lode           N/A
                    Mining Claims dated August 23, 2002, by
                    Leroy Halterman (1)
--------------------------------------------------------------------------------
       31.1         Rule 15d-14(a) Certification                         13
--------------------------------------------------------------------------------
       32.1         Certification Pursuant to 18 U.S.C. Section          14
                    1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
----------------
(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-1, file no. 333-102441.

         b)      REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BRINX RESOURCES LTD.
                                       (Registrant)


Date:   September 11, 2003             By:  /s/ KENNETH A. CABIANCA
                                          --------------------------------------
                                               Kenneth A Cabianca, President
                                               (Principal financial officer)