Form 10KSB
period 2003-10-31
BRINX RESOURCES LTD
filed 2004-02-04
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
       For the fiscal year ended October 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _________________


                       Commission file number: 333-102441

                              BRINX RESOURCES LTD.
                 (Name of small business issuer in its charter)

             NEVADA                                  98-0388682
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
of incorporation or organization)

            4519 WOODGREEN DRIVE, WEST VANCOUVER, B.C. V7S 2T8 CANADA
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (604) 926-3677

       Securities registered under Section 12(b) of the Exchange Act: NONE

       Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: NONE - SEE ITEM 5

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,400,000 AS OF JANUARY 31, 2004

Transitional Small Business Disclosure Format (Check one):  Yes     ;  No  X
                                                               -----     ------

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report includes "forward-looking statements." All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for precious metals, the price of gold, currency exchange rates, the weather, inflation, the availability of goods and services, mining risks, general economic conditions (either internationally or nationally or in the jurisdictions in which we are doing business), legislative or regulatory changes (including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations), the securities or capital markets and other factors disclosed under "Item 6. Management's Discussion and Analysis or Plan of Operation," "Item 2. Description of Property" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own eight mineral claims that we refer to as the Antelope Pass Project, as described below. Further exploration of our mineral claims is required before a final evaluation as to the economic and legal feasibility of any mineral reserves that we may discover on our mineral claims can be completed. We cannot assure you that a commercially viable mineral deposit exists on our mineral claims. Our plan of operations is to carry out exploration work on our mineral claims in order to ascertain whether our claims possess commercially exploitable quantities of gold. We cannot provide assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

BACKGROUND

         Brinx Resources Ltd. was organized under the laws of the State of Nevada on December 23, 1998, to explore mining claims and property in New Mexico. As of the date of this report, we have conducted only limited operations. Due to the price of gold from December 1998 to September 2002, we did not proceed with our business plan during that period. We purchased 8 mining claim located in Hidalgo County, New Mexico in September 2002. We refer to these mineral claims as the Antelope Pass Project. We own a 100% interest in the Antelope Pass Project.

         With the price of gold reaching $380 per ounce in early February 2003, we decided to conduct mineral exploration activities on the Antelope Pass Project in order to assess whether these claims have commercially exploitable gold mineral reserves. Our plan of operations is to conduct the first phase of a staged exploration program on our mineral properties. Our proposed exploration program is designed to explore for commercially exploitable reserves of gold on these mineral claims. We are an exploration stage company and we cannot assure you that a commercially viable mineral deposit exists on our mineral claims.

PROPERTY ACQUISITION

         In September 2002, we acquired a 100% interest in leases on unpatented lode mining claims in the Antelope Pass Project, located in the Hidalgo County, New Mexico, from Leroy Halterman, a non-affiliate of our company, for $811. The Antelope Pass Project consists of the Kendra 1 through Kendra 8 mineral claims. Unpatented claims are mining claims for which the holder has no patent, or document that conveys title. A lode is a mineral deposit in consolidated rock as opposed to a placer deposit, which is a deposit of sand or gravel that contains particles of gold, ilmenite, gemstones, or other heavy minerals of value.

COMPETITION

         Mineral exploration and acquisition of undeveloped properties is a highly competitive and speculative business. We compete with a number of other companies, including major mining companies and other independent operators which are more experienced and which have greater financial resources. We do not hold a significant competitive position in the mining industry.

COMPLIANCE WITH GOVERNMENT REGULATION

         We will be required to conduct all mineral exploration activities in accordance with the Bureau of Land Management of the United States Department of the Interior. We will be required to obtain a permit prior to the initiation of the proposed exploration Phase II program. To obtain a permit we will have to submit a plan of operation as part of our permit application.

         If our activities should advance to the point where we are engaging in significant intrusive mining operations, we could become subject to environmental regulations promulgated by federal, state, and local government agencies. Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailings disposal areas, which would result in environmental pollution. A breach or violation of such legislation may result in the imposition of fines and penalties. At present, we do not believe that compliance with environmental legislation and regulations will have a material affect on our operations; however, any changes in environmental legislation or regulations or in our activities may cause compliance with such legislation and/or regulation to have a material impact on our operations. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner that means stricter standards, and enforcement, fines and penalties for non-compliance are becoming more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations. We intend to ensure that we comply fully with all environmental regulations relating to our operations.

EMPLOYEES

         We have no employees other than our sole officer and director, Kenneth Cabianca, who as of the date of this report is serving without compensation. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. We have retained the services of Leroy Halterman to conduct Phase I of the exploration program. Other than our engagement of Mr. Halterman, we have not entered into any arrangements or negotiations with any other consultants or third parties.

ITEM 2.  DESCRIPTION OF PROPERTY.

ANTELOPE PASS PROJECT

         LOCATION AND ACCESS. The Antelope Pass Project is located in west central Hidalgo County, New Mexico, approximately 10 miles east of the New Mexico-Arizona border. The prospect lies in the Peloncillo Mountains, 35 miles southwest of Lordsburg, New Mexico. The closest major air service to the property is located in Tucson, Arizona. Access to the property is from Tucson traveling east via Interstate Highway 10 for approximately 130 miles to the Animas, New Mexico exit. From that exit, travel is south 20 miles on State Highway 338 to the town of Animas and then west for 7 miles via State Highway 9. The property can be reached on gravel roads and dirt tracks.

         The property is comprised of low hills and alluvial valleys, with elevations ranging from a low of 4,480 feet to a high of 4,580 feet. Vegetation is sparse and includes desert grasses, cacti, and creosote bushes.

         KENDRA CLAIMS. The prospect consists of eight unpatented lode mining claims totaling 160 acres, situated in Township 27 South, Range 20 West, Sections 18 and 19 and Township 27 South, Range 21 West, Sections 13 and 24. The claims are located on federal lands under the administration of the Bureau of Land Management (BLM). They are not subject to any royalties, but annual maintenance fees must be paid to the BLM of $100 per claim or a total of $800 for the entire claim block to keep them valid. Including federal and county filing fees, an expenditure of approximately $125 per claim for total payment of $1,000 per year for the entire claim block is required to keep the claims valid.

         Under the General Mining Law of 1872, which governs our mining claims and leases, we, as the holder of the claim, have the right to develop the minerals located in the land identified in the claim. We must pay an annual maintenance fee of $100 per claim to hold the claim. Claims can be held indefinitely with or without mineral production, subject to challenge if not developed. Using land under an unpatented mining claim for anything but mineral and associated purposes violates the General Mining Law of 1872.

         If we determine through our exploration program that one or more economically recoverable mineral deposits exist on our claims, and at least $500 of development work has been performed, we can file a patent application to obtain title to surface and mineral rights. It is not required to patent a claim to mine a deposit, but patenting a claim gives the holder legal title to both the surface and the minerals. We must pay a fee of $250 per patent application plus $50 per claim within each application. If the application is approved, we can purchase surface and mineral rights at a rate of $5 per acre for lode claims.

         PREVIOUS OPERATIONS AND HISTORY. The property and surrounding vicinity was initially evaluated during a general reconnaissance program in 1981. During this program, anomalous or irregular gold and arsenic values obtained from rock chip samples led to the area being staked by Energy Reserves Group. Goldsil Resources Ltd. then acquired the claims from Energy Reserves Group, but latter dropped the claims. In 1985, Santa Fe Pacific Mining leased the claim block. Santa Fe Pacific Mining then terminated its lease in late 1987.

         Both Energy Reserves Group and Santa Fe Pacific Mining sampled the property. Santa Fe collected 130 rock chip samples. Fifteen percent of the sample results showed more than 1.0 parts per million gold (more than .029 ounces per ton gold), with a high value of 9.46 parts per million gold (.28 ounces per ton gold). In addition to gold, these samples were assayed for silver, arsenic and antimony. Results were generally low silver associated with high arsenic and antimony, which is considered to be characteristic of the low temperature hydrothermal systems that deposited many of the significant gold deposits like those found in Nevada.

         Neither Mr. Halterman nor we have conducted any work on the claims. There are no known reserves on the property.

         GEOLOGY OF THE MINERAL CLAIMS. An evaluation report identified Tertiary Age, rhyolitic volcanic rocks present on the western portion of the prospect area. The Tertiary Age is a geologic period, thought to have covered the span of time between 65 million years and 3 to 2 million years ago. Rhyolite is a very acid volcanic rock, which is the lava form of granite. These volcanics are related to the Rodeo Caldera, which is located just west of the

Antelope Pass prospect vicinity. This caldera is the probable source of the anomalous gold mineralization detected in the area. Rocks that outcrop in the prospect vicinity include limestone and Tertiary Age volcanics.

         The most obvious form of alternation on the prospect is the presence of strong silicification in the form of jasperoid development. Silicification is the introduction of, or replacement by, silica, generally resulting in the formation of fine-grained quartz or opal, which may fill pores and replace existing minerals. Jasperoid is a dense, usually gray, rock resembling flint and containing silica, in which cryptocrystalline (consisting of crystals that are too small to be recognized and separately distinguished even under the ordinary microscope) quartz has replaced the carbonate minerals of limestone or dolomite. Carbonate minerals refers to compounds containing carbonic acid.

PROPOSED PROGRAM OF EXPLORATION

         The evaluation report prepared by Leroy Halterman in July 1998 concluded that the property merited exploration and evaluation. Since the rock samples had not been evaluated by trenching, drilling, or even geochemical soil sampling, a two-phase program was recommended with the second phase depended upon the successful results of the first phase. Trenching refers to the process in which the material to be sampled is spread out flat and channeled in one direction with a shovel, and the material for the sample is taken at regular intervals along the channel. The procedure is repeated with several other channels in different directions until a sample of the proper size has been secured. Drilling refers to a method of sampling a deposit by means of a drill or borehole. The boreholes may be spaced at the corners of squares or triangles at distances according to the nature and extent of the deposit. Geochemical sampling refers to the search for economic mineral deposits or petroleum by detection of abnormal concentrations of elements or hydrocarbons in surface materials or organisms, usually accomplished by instrumental, spot-test, or quickie techniques that may be applied in the field.

         The report recommended that the first phase include conventional soil sampling on specified grids. Conventional soil sampling means taking soil sample from specified areas in the Kendra claim block that would be mapped out in advance.

         In late November 2003, Leroy Halterman geologically examined the Kendra claims and collected 20 rock samples for analysis. His Phase I Interim Report dated January 17, 2004 stated that he found evidence of a large hydrothermal system with the claim block that extended significant distances away from the claim block. Silification, propylitization, and argillic alteration was found over a multi-square mile area. Mr. Halterman believes that this alteration most likely contains anomalous gold and should be further examined. Provided significant alteration and gold mineralization is found in these areas outside the existing Kendra claim block, he believes that additional acreage should be acquired to consolidate our position in this gold prospect. He further believes that this should be done prior to performing any drilling.

         The 20 samples were all rock chip samples. Nine of the samples (45%) showed greater than .2 PPM gold (.006 ounces per ton gold) with a high value of
3.76 PPM gold (.11 ounces per ton gold) and only one sample did not contain detectable gold. These samples were also assayed for silver, arsenic and antimony. Results were generally low silver associated with high arsenic and antimony. This is considered to be characteristic of the low temperature hydrothermal systems that deposited many of the large gold deposits found in Nevada.

         The January 2004 report revised the earlier recommended two-phase program. Phase I would include conventional rock chip sampling and geological mapping. Based on the results of the sampling and mapping, additional claims would be staked to expand and consolidate our land position. Phase II would include soil sampling on specified grids to define targets that may lie below the valley floors or in low areas adjacent to the outcrops. Based upon the results of the Phase I program and the soil sampling in the early parts of the Phase II program, a drilling program should take place to test the existing anomalies and those disclosed during the Phase I and II programs. The recommended programs are presented below.

         RECOMMENDATIONS PHASE I AND PHASE II PROGRAMS

         COMPLETION OF PHASE I. The Phase I completion program will be to explore and evaluate the Kendra claims and map and define other anomalous areas to be acquired to consolidate our position prior to possible encroachment by competitors. It is anticipated to cost approximately $25,300 in addition to the $2,500 already expended for the rock chip sampling described above. The following discussion gives a brief description of the Phase I program.

         1. Additional mapping and sampling to confirm earlier sampling and to better additional anomalous areas of the Kendra claims and surrounding mineralized areas.

         2. Define these new areas and acquire/stake additional claims to acquire the mineral rights on adjoining and nearby altered and mineralized areas.

         3. Outcrop/rock sampling should be used in this phase because it will be the quickest and most reliable method. Low lying areas that are near mineralized outcrops can be sampled using soil sampling methods after all prospective acreage is acquired.

         4. Acquire additional prospective land by staking lode-mining claims. It is difficult to estimate the amount that will be needed for possibly two or more sections of additional land or approximately 64 claims or 1,280 additional acres to bring the total land position to 1,440 acres.

         PHASE II PROGRAM. The Phase II program is estimated to cost approximately $79,900 and will involve the acquiring of additional geochemical data through the use of soil sampling and drill testing of strong rock and soil geochemical anomalies. A geochemical anomaly refers to a concentration of one or more elements in rock, soil, sediment, vegetation, or water that is markedly higher or lower than background. The term may also be applied to hydrocarbon concentrations in soils. In addition to testing the geochemical anomalies, geological mapping will generate other drill targets that may not be highly mineralized at the surface but will still warrant testing with several drill holes. These holes should be drilled to a depth of 300 to 400 feet or until the geological target has been intercepted.

    COST ESTIMATES PHASE I PROGRAM, INCLUDING PREVIOUS WORK

    ITEM                                                          ESTIMATED COST

    Sample 150 rock samples, average $30/Sample.....................$  4,500
    Sampling supplies 150 samples @ $2/ sample......................     300
    Geologist, 15 days @ $400/day...................................   6,000
    Per diem 12 days @ $100/day.....................................   1,200
    Vehicle Mileage 2,000 @ $.45 / Mile.............................     900
    Miscellaneous and field supplies................................     500
                                                                    --------
       TOTAL PHASE I GEOLOGICAL AND SAMPLING COST...................$ 13,400
       LESS FUNDS ALREADY EXPENDED..................................   2,500
                                                                    --------
       ADDITIONAL FUNDS TO BE EXPENDED ON PHASE I...................$ 10,900

    LAND ACQUISITION                                              ESTIMATED COST

    Claim staking cost $75/Claim/64 Claims..........................$  4,800
    BLM and county filing fees, $140/Claim..........................   8,960
    Miscellaneous, supplies for flagging, post, etc.................     640
                                                                    --------
       TOTAL PHASE I LAND ACQUISITION...............................$ 14,400

       TOTAL COST OF PHASE I........................................$ 27,800

       TOTAL NEW FUNDS FOR PHASE I, INCLUDING LAND ACQUISTION.......$ 25,300

    ESTIMATED COST PHASE II PROGRAM

    ITEM                                                          ESTIMATED COST

    Soil Sampling, 160 Samples @ $30/Sample.........................$  4,800
    Drilling
       Mineralized Outcrops and soil anomalies, 6 holes 350 ft.
          each /$15/ft..........  31,500
       Test Geological targets 4 holes 350 ft each @ $15/ft.........  21,000
    Assaying, 400 samples $15.......................................   6,000
    Geologist 28 days @ $400/ day...................................  11,200
    Per diem 24 days @ $100/ day....................................   2,400
    Vehicle 4000 miles @$.45/mile...................................   1,800
    Miscellaneous...................................................   1,200
                                                                    --------
       TOTAL PHASE II COST..........................................$ 79,900
                                                                    ========

PRESENT ACTIVITIES

         Leroy Halterman will be conducting rock chip sampling work during the fiscal quarter ending April 30, 2004 to determine if additional claims should be staked to consolidate our land position.

OFFICE SPACE

         We are using the offices of Ken Cabianca, our sole officer, at no cost to us.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is not yet trading.

         As of January 31, 2004, there were 37 record holders of our common stock. Since our inception, no cash dividends have been declared on our common stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Our business plan is to proceed with the exploration of the Antelope Pass Project to determine whether there are commercially exploitable reserves of gold located on the property comprising the mineral claims. As described in Item
2. Description of Property - Proposed Program of Exploration, we have started on the first phase of a staged exploration program recommended by the geological report prepared by Leroy Halterman. Mr. Halterman has been engaged to conduct this first phase of the exploration program. Based on rock sampling conducted in November 2003, Mr. Halterman plans to do further sampling to determine whether additional claims should be staked in the area to consolidate our land position. We intend to spend $5,000 to $8,000 to do this sampling before proceeding further.

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

         We anticipate that we will incur the following expenses over the next twelve months:

   o $5,000 to $8,000 in connection with Phase I of our recommended geological work program; and
   o $10,000 for operating expenses, including professional legal and accounting expenses associated with our being a reporting issuer under the Securities Exchange Act of 1934.

         Accordingly, we anticipate spending approximately $15,000 to $18,000 over the next twelve months in pursuing our stated plan of operations. Based on our cash position of approximately $22,000 as of January 31, 2004, and a commitment from Ken Cabianca, our sole officer, to loan up to $100,000, we believe we have sufficient cash resources to pay for our operating expenses over the next twelve months.

         The commitment from Mr. Cabianca is in writing. His commitment may not be enforceable, as we have not given any consideration to Mr. Cabianca to make it a binding agreement. However, we believe it likely that Mr. Cabianca will fulfill this commitment, as he and his son are currently our only shareholders and would benefit the most from the continued existence of the company. Should Mr. Cabianca not provide us with the funds necessary to cover our operating expenses, the company in all likelihood would cease to exist.

         We anticipate that we will require additional funding in the event that we decide to proceed with Phase II of the exploration program. The anticipated cost of Phase II of the exploration program is $79,900. This amount is in excess of our projected cash reserves remaining upon completion of Phase I of the exploration program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund Phase II of the exploration program. We believe that debt financing will not be an alternative for our exploration program. We do not have any arrangements in place for any future equity financing.

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

         For year ended October 31, 2003, we incurred a loss of $33,972. Most of our expenses were related to the preparation and filing of registration statement to register the resale of shares owned by Marc Cabianca. We paid the expenses of the registration statement because we seek to: (i) become a reporting company with the Commission under the Securities Exchange Act of 1934 (the "1934 Act"); and (ii) enable our common stock to be traded on the OTC Bulletin Board. We believe that the registration of the resale of shares on behalf of Marc Cabianca may facilitate the development of a public market in our common stock if our common stock is approved for trading on the OTC Bulletin Board.

         We incurred operating expenses in the amount of $7,307 for the year ended October 31, 2002, most of which were professional fees and expenses to maintain our corporate existence. Accordingly, our loss for the year ended October 31, 2002 was $7,307.

         Our accumulated deficit through October 31, 2003 was $42,679.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $8,076 and a working capital deficit of $12,090 as of October 31, 2003, as compared to cash of $28,729 and working capital of $21,882 as of October 31, 2002.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 8A. CONTROLS AND PROCEDURES.

         Our sole officer, based on his evaluation of our (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of October 31, 2003, has concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

         Our sole officer has concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to October 31, 2003 the date of his most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in our internal controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Information about our sole director and executive officer follows:

NAME                        AGE         POSITION AND TERM OF OFFICE

Kenneth A. Cabianca          62         President, Secretary, Treasurer and sole
                                        director

         Our Bylaws provide for a board of directors ranging from 1 to 12 members, with the exact number to be specified by the board. All directors hold office until the next annual meeting of the stockholders following their election and until their successors have been elected and qualified. The board of directors appoints officers. Officers hold office until the next annual meeting of our board of directors following their appointment and until their successors have been appointed and qualified.

         Set forth below is a brief description of the recent employment and business experience of our sole director and executive officer:

         KENNETH A. CABIANCA has been our sole officer and director since our inception in December 1998. Since 1983, Mr. Cabianca has been an independent businessman and a management consultant of various companies. Many of his activities have been conducted through his company, Wellington Financial Corporation. During the past five years, he has not served as an officer or director of any company, other than as described in this paragraph. His experience includes raising venture capital, general management, and public relations. From August 1991 to September 1999, Mr. Cabianca was a director and president of Primo Resources International Inc., a mining company whose stock trades on the CDNX. While he served as president Primo Resources engaged in joint ventures projects with Mitsubishi Corp., Mitsubishi Materials Corp., and Golden Peaks Resources Ltd. He served as a director of Primo Resources
International again from October 2001 to November 2002. He received a D.D.S. degree and practiced dentistry in Vancouver, British Columbia from 1965 to 1986. He also received a Bachelor of Science degree from Creighton University in 1965.

CONFLICTS OF INTEREST

         Mr. Cabianca is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in his acting as an officer and director of our company. Insofar as Mr. Cabianca is engaged in other business activities, we anticipate he will not devote all of his time to our affairs.

         Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

         Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

         We do not have any audit, compensation, and executive committees of our board of directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

CODE OF ETHICS

         We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, due to the relatively low level of activity in the company. At a later time, the board of directors may adopt such a code of ethics.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information about the remuneration of our chief executive officer for the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------

                                                                          LONG TERM COMPENSATION
                                ANNUAL COMPENSATION                 -----------------------------------
                                                                            AWARDS             PAYOUTS
                                                                    -----------------------------------
                                                        OTHER       RESTRICTED   SECURITIES
    NAME AND                                            ANNUAL        STOCK      UNDERLYING      LTIP     ALL OTHER
    PRINCIPAL                                          COMPENSA-     AWARD(S)     OPTIONS/      PAYOUTS   COMPENSA-
    POSITION        YEAR    SALARY ($)    BONUS ($)     TION($)        ($)        SARS (#)        ($)      TION ($)
-------------------------- ------------------------------------------------------------------------------------------
Kenneth Cabianca    2001        -0-          -0-          -0-          -0-          -0-          -0-          -0-
                    2002        -0-          -0-          -0-          -0-          -0-          -0-          -0-
                    2003        -0-          -0-          -0-          -0-          -0-          -0-          -0-
---------------------------------------------------------------------------------------------------------------------

         There have been no grants of stock options, stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers.

         We have no employment agreements with our executive officers. We do not pay compensation to our directors for attendance at meetings. We reimburse the directors for reasonable expenses incurred during the course of their performance.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of January 29, 2004:

--------------------------------------------------------------------------------
NAME AND ADDRESS OF             AMOUNT AND NATURE OF
BENEFICIAL OWNER                BENEFICIAL OWNERSHIP       PERCENT OF CLASS (1)
--------------------------------------------------------------------------------
Marc Cabianca (2)(3)                 4,500,000                     39.5%
11F - 178 Ta Rung East Street
Taichung, Taiwan ROC
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NAME AND ADDRESS OF             AMOUNT AND NATURE OF
BENEFICIAL OWNER                BENEFICIAL OWNERSHIP       PERCENT OF CLASS (1)
--------------------------------------------------------------------------------
Kenneth A. Cabianca (3)              1,400,000                     12.3%
4519 Woodgreen Drive
West Vancouver, B.C.
V7S 2T8 Canada
--------------------------------------------------------------------------------
All officers and directors           1,400,000                     12.3%
 as a group (1 person)
--------------------------------------------------------------------------------
------------
(1) This table is based on 11,400,000 shares of Common Stock outstanding as of January 29, 2004.

(2)   Marc Cabianca is the son of Kenneth Cabianca.

(3) Marc Cabianca and Kenneth Cabianca may be deemed to be the promoters of our company.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         We do not have any equity compensation plans.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Since our inception to February 28, 2001, Kenneth A. Cabianca, our sole officer and director advanced $1,400 for our expenses. As of February 28, 2001, we issued 1,400,000 shares to Mr. Cabianca in consideration for these advances.

         On September 6, 2002, Marc Cabianca, the son of Kenneth Cabianca, purchased 10,000,000 shares of common stock for a cash investment of $30,000.

         For the fiscal years ended October 31, 2002 and 2003, we incurred $3,617 and $2,877, respectively, for administrative services performed by Downtown Consulting. Downtown Consulting is an entity owned and controlled by Sarah Cabianca, the daughter of Ken Cabianca. At October 31, 2002 and 2003, $3,617 and $-0-, respectively, were owed.

         On November 26, 2003, Ken Cabianca gave us a commitment to loan us up to $100,000 if we should require funds to cover our expenses until June 30, 2005.

         On December 18, 2003, Marc Cabianca loaned us $25,000, which is due December 18, 2005. This unsecured loan can be repaid at any time and accrues interest at the prime rate, which is currently 4% per annum.

         As of the date of this report, other than the transactions described above, there are no, and have not been since inception, any material agreements or proposed transactions, whether direct or indirect, with any of the following:

   -     any of our directors or officers;
   -     any nominee for election as a director;
   -     any principal security holder identified in Item 11 above; or
   - any relative or spouse, or relative of such spouse, of the above referenced persons.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

--------------------------------------------------------------------------------
   REGULATION
   S-B NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
      3.1          Articles of Incorporation (1)
--------------------------------------------------------------------------------
      3.2          Bylaws (1)
--------------------------------------------------------------------------------
     10.1 Confirmation of an agreement with Leroy Halterman dated February 3, 2003 (1)
--------------------------------------------------------------------------------
     10.2 Receipt of Assignment of Property for Kendra #1-8 claims from the Bureau of Land Management dated February 28, 2003 (1)
--------------------------------------------------------------------------------
     10.3 Assignment of Property - Antelope Pass Project, as filed and recorded by Hidalgo County, New Mexico, on January 7, 2003(1)
--------------------------------------------------------------------------------
     10.4 Notice of Intent to Hold Kendra #1-8, Lode Mining Claims dated August 23, 2002, by Leroy Halterman (1)
--------------------------------------------------------------------------------
     10.5          Promissory note to Marc Cabianca dated December 18, 2003
--------------------------------------------------------------------------------
     10.6          Loan commitment from Ken Cabianca dated November 26, 2003
--------------------------------------------------------------------------------
     31.1          Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

-----------------

(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-1, file number 333-102441.

         Reports on Form 8-K:  None.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For the fiscal years ended October 31, 2003 and 2002, our principal accountant is expected to bill approximately $7,000 and billed $4,311, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

TAX FEES

         For the fiscal years ended October 31, 2003 and 2002, our principal accountant is expected to bill $500 and billed $400, respectively, for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

         Except for $21,013 billed in connection with the review of our registration statement on Form SB-1, there were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2002 and 2003.

PRE-APPROVAL POLICIES AND PROCEDURES

         Prior to engaging our accountants to perform a particular service, our sole director obtains an estimate for the service to be performed. The sole director in accordance with procedures for the company approved all of the services described above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BRINX RESOURCES LTD.



Date:  February 4, 2004                By: /s/ KENNETH A. CABIANCA
                                          --------------------------------------
                                             Kenneth A. Cabianca, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                           TITLE                              DATE

                                President, Secretary, Treasurer and
                                director (principal executive,
 /s/ KENNETH A. CABIANCA        financial and accounting officer)         February 4, 2004
------------------------------
Kenneth A. Cabianca


                              BRINX RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS






                                                                        PAGE

   Independent Auditor's Report                                        F-2

   Balance Sheet
      October 31, 2003                                                 F-3

   Statements of Operations
      Years Ended October 31, 2002 and 2003
      and Cumulative Amounts from Inception to October 31, 2003        F-4

   Statements of Stockholders' Equity (Deficit)
      Years Ended October 31, 2001, 2002 and 2003                      F-5

   Statements of Cash Flows
      Years Ended October 31, 2002 and 2003
      and Cumulative Amounts Inception to October 31, 2003             F-6


   Notes to Financial Statements                                       F-7 - F10

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
BRINX RESOURCES LTD.


We have audited the accompanying balance sheet of Brinx Resources Ltd. (a Nevada Corporation) (an exploration stage company) as of October 31, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended October 31, 2003 and cumulative amounts from inception to October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brinx Resources Ltd. as of October 31, 2003 and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2003 and cumulative amounts from inception to October 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred losses since inception and has not commenced principal operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ WHEELER WASOFF, P.C.

                                      Wheeler Wasoff, P.C.



Denver, Colorado
January 22, 2004

BRINX RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEET
October 31, 2003

================================================================================================

------------------------------------------------------------------------------------------------


ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                                   $         8,076
                                                                                ----------------

    Total Current Assets                                                                  8,076

UNDEVELOPED MINERAL PROPERTY                                                                811
                                                                                ----------------

                                                                                $         8,887
================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                    $        20,166
                                                                                ----------------

    Total Current Liabilities                                                            20,166
                                                                                ----------------


STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock - $0.01 par value; authorized - 1,000,000 shares
       Issued - none
    Common stock - $0.001 par value; authorized - 50,000,000 shares
       Issued and outstanding - 11,400,000 shares                                        11,400
    Capital in excess of par value                                                       20,000
    (Deficit) accumulated during the development stage                                  (42,679)
                                                                                ----------------

    Total stockholders' equity (deficit)                                                (11,279)
                                                                                ----------------

                                                                                $         8,887
================================================================================================



   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

=============================================================================================================
                                                                                                 Cumulative
                                                                                                Amounts From
                                                                                                 Inception
                                                                Year Ended       Year Ended          To
                                                                October 31,      October 31,     October 31,
                                                                   2002             2003            2003
-------------------------------------------------------------------------------------------------------------

REVENUES                                                       $          -    $           -    $          -
                                                               -------------   --------------   -------------


EXPENSES
    General and Administrative                                 $      7,307    $      33,123    $     41,830
    Mineral Exploration Costs                                             -              849             849
                                                               -------------   --------------   -------------


NET (LOSS)                                                     $     (7,307)   $     (33,972)   $    (42,679)
=============================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                              $     (0.001)   $      (0.003)   $     (0.004)
=============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                11,400,000       11,400,000      11,400,000
=============================================================================================================









   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended October 31, 2001, 2002 and 2003

==============================================================================================================

                                                              COMMON STOCK                          (Deficit)
                                                              ------------                        Accumulated
                                                                                    Capital in     During the
                                                         Number                  Excess of Par    Development
                                                       of Shares       Amount            Value          Stage
==============================================================================================================

BALANCE, NOVEMBER 1, 2000                                      -    $         -    $         -    $        -

  Issuance of common stock to
  founders/officer for expenses,
  valued at $0.001 per share                           1,400,000          1,400              -             -
  Net (loss)                                                   -              -              -        (1,400)
                                                     ------------   ------------   ------------   -----------

BALANCE, OCTOBER 31, 2001                              1,400,000          1,400              -        (1,400)

  Sale of common stock for cash,
  at $0.003 per share                                 10,000,000         10,000         20,000             -

  Net (loss)                                                   -              -              -        (7,307)
                                                     ------------   ------------   ------------   -----------

BALANCE, OCTOBER 31, 2002                             11,400,000         11,400         20,000        (8,707)

  Net (loss)                                                   -              -              -       (33,972)
                                                     ------------  -------------  -------------  ------------

BALANCE, OCTOBER 31, 2003                             11,400,000   $     11,400   $     20,000   $   (42,679)
=============================================================================================================







   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

========================================================================================================================
                                                                                                            Cumulative
                                                                                                           Amounts From
                                                                                                            Inception
                                                                            Year Ended       Year Ended         To
                                                                            October 31,      October 31,    October 31,
                                                                               2002             2003           2003
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                              $    (7,307)     $    (33,972)   $    (42,679)
  Adjustments to reconcile net (loss) to net cash (used) by
     operating activities
     Stock issued for costs and expenses                                            -                 -           1,400

  Changes in assets and liabilities
     Increase in accounts payable and accrued liabilities                       6,847            13,319          20,166
                                                                          ------------     -------------   -------------

  Net cash (used) by operating activities                                        (460)          (20,653)        (21,113)
                                                                          ------------     -------------   -------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of undeveloped mineral property                                       (811)                -            (811)
                                                                          ------------     -------------   -------------

  Net cash (used) in investing activities                                        (811)                -            (811)
                                                                          ------------     -------------   -------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                         30,000                 -          30,000
                                                                          ------------     -------------   -------------

  Net cash provided by financing activities                                    30,000                 -          30,000
                                                                          ------------     -------------   -------------


NET INCREASE (DECREASE) IN CASH                                                28,729           (20,653)          8,076


CASH, BEGINNING OF PERIODS                                                          -            28,729               -
                                                                          ------------     -------------   -------------


CASH, END OF PERIODS                                                      $    28,729      $      8,076    $      8,076
========================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     Stock issued for costs and expenses                                  $         -      $          -    $      1,400
                                                                          ------------     -------------   -------------



   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         UNDEVELOPED MINERAL PROPERTY

         Undeveloped mineral property consists of leases on unpatented lode mining claims located in New Mexico. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such costs and estimated future development costs are amortized using a unit-of-production basis over the estimated life of the ore body. Ongoing development expenditures to maintain production are charged to operations as incurred.

         Significant expenditures directly related to the acquisition of exploration interests are capitalized. If a mineable ore body is discovered, such costs are amortized using a unit-of-production method. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company has adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 144 establishes a single auditing model for long-lived assets to be disposed of by sale. The Company has determined that no impairment is required at October 31, 2003.

         INCOME TAXES

         The Company has adopted the  provisions  of SFAS 109,  "Accounting  for
         Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (LOSS) PER SHARE

         (Loss) per common share is computed based on the weighted average number of common shares outstanding during the periods. All shares issued from inception are considered outstanding for all periods presented.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company may have cash balances in excess of federally insured amounts.

         SHARE BASED COMPENSATION

         In October 1995, SFAS 123 "Accounting for Stock-Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense to employees by adopting the fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB 25 for measurement; and will, pursuant to SFAS 123, disclose on a supplemental basis the pro forma effects on net income and earnings per share of using the fair value measurement criteria.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have any impact on its financial position or results of operations.

         SFAS 147, "Acquisitions of Certain Financial Institutions," was issued in December 2002 and is not expected to apply to the Company's current or planned activities.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB
         Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation using the methods detailed in the stock-based compensation accounting policy.

         In April 2003, the FASB approved SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is not expected to apply to the Company's current or planned activities.

         In June 2003, the FASB approved SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after may 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is not expected to have an effect on the Company's financial position.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FAIR VALUE

         The carrying amount reported in the balance sheet for cash and accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.

         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The Company believes that credit risk associated with cash is remote.

         COMPREHENSIVE INCOME

         There are no adjustments necessary to net (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income."

NOTE 2 - BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $42,679 through October 31, 2003 and at October 31, 2003, current liabilities exceeded current assets by $12,090. As of October 31, 2003, the Company has not commenced principal operations. These factors among others, may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

NOTE 3 - UNDEVELOPED MINERAL PROPERTY

         The Company has acquired eight unpatented lode mining claims from an unrelated party for $811, and must perform annual assessment work of $100 for each claim.

         No exploration efforts have been conducted on the Company's mineral properties and, accordingly, the ultimate recovery of the Company's investment in mineral properties is dependent upon the discovery of commercially profitable ore reserves through future exploration efforts and the subsequent development or sale of such reserves.

NOTE 4 - COMMON STOCK

         In February 2001, the Company issued 1,400,000 shares of common stock, valued at $1,400 ($0.001 per share), to its founder for costs and expenses incurred in conjunction with the organization of the Company.

         In September 2002, the Company sold 10,000,000 shares of its common stock for cash consideration of $30,000 ($0.003 per share), to a relative of the founder of the Company.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 5-  RELATED PARTY TRANSACTIONS

         During the years ended October 31, 2002 and 2003, the Company paid $3,617 and $2,877, respectively, to a related entity for administrative services performed on behalf of the Company.


NOTE 6 - INCOME TAXES

         At October 31, 2003, the Company had a net operating loss carryforward of approximately $25,000 that may be offset against future taxable income through 2023. These carryforwards are subject to review by the Internal Revenue Service.

         The Company has fully reserved the $3,800 tax benefit of operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $3,000 is attributable to 2003.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes consists primarily of fees incurred in connection with registration of the Company's common stock.


NOTE 7 - SEGMENT REPORTING

         In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

         As of October 31, 2003, the Company had one operating segment, mineral exploration and development.


NOTE 8 - SUBSEQUENT EVENTS

         The following events occurred subsequent to the year end:

         a) In November 2003, the President of the Company committed to loan $100,000 to the Company to cover expenses until June 30, 2005.

         b) In December 2003, the Company received a $25,000 loan from its major shareholder, due December 2005 with interest at the prime interest rate, 4% per annum as of October 31, 2003. The loan is unsecured and may be repaid at any time without penalty.