Form 10QSB
period 2004-01-31
BRINX RESOURCES LTD
filed 2004-03-12
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: January 31, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from _________________ to _________________

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
            11,400,000 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                JANUARY 31, 2004

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

                              BRINX RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004






                                                                         PAGE
Financial Information

  Balance Sheets
    October 31, 2003 and January 31, 2004 (unaudited)                      3

  Statements of Operations
    Three Months Ended January 31, 2003 and 2004 and
    Cumulative Amounts from Inception to January 31, 2004
    (unaudited)                                                            4

  Statements of Cash Flows for the Three Months Ended
    January 31, 2003 and 2004 and Cumulative Amounts from
    Inception to January 31, 2004 (unaudited)                              5

  Notes to Financial Statements (unaudited)                                6

BRINX RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEETS

============================================================================================================
                                                                                                 January 31,
                                                                            October 31,             2004
                                                                               2003              (Unaudited)
------------------------------------------------------------------------------------------------------------
ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                               $    8,076          $  19,054
                                                                            -----------         ----------

    Total Current Assets                                                         8,076             19,054

UNDEVELOPED MINERAL PROPERTY                                                       811                811
                                                                            -----------         ----------

TOTAL ASSETS                                                                $    8,887          $  19,865
==========================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                $   20,166          $  18,459
                                                                            -----------         ----------

    Total Current Liabilities                                                   20,166             18,459

LOAN PAYABLE TO RELATED PARTY (Note 3)                                               -             25,109
                                                                            -----------         ----------

TOTAL LIABILITIES                                                               20,166             43,568
                                                                            -----------         ----------


STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock - $0.01 par value; authorized - 1,000,000 shares
      Issued - none
    Common stock - $0.001 par value; authorized - 50,000,000 shares
      Issued and outstanding - 11,400,000 shares                                11,400             11,400
    Capital in excess of par value                                              20,000             20,000
    (Deficit) accumulated during the development stage                         (42,679)           (55,103)
                                                                            -----------         ----------

    Total stockholders' equity (deficit)                                       (11,279)           (23,703)
                                                                            -----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $    8,887          $  19,865
==========================================================================================================



   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

==============================================================================================================
                                                                                                Cumulative
                                                    For the Three        For the Three         Amounts From
                                                    Month Period         Month Period           Inception
                                                        Ended                Ended                  To
                                                   January 31,2003      January 31,2004      January 31, 2004
--------------------------------------------------------------------------------------------------------------


REVENUES                                           $           -        $           -         $            -
                                                   --------------       --------------        ---------------


EXPENSES
   General and Administrative                             13,978                7,482                 49,312
   Interest expense -related                                   -                  109                    109
   Mineral Exploration Costs                                   -                4,833         $        5,682
                                                   --------------       --------------        ---------------


NET (LOSS)                                         $     (13,978)       $     (12,424)        $      (55,103)
==============================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                  $      (0.001)       $      (0.001)        $       (0.005)
==============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC AND DILUTED                                     11,400,000           11,400,000             11,400,000
==============================================================================================================















   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

==========================================================================================================================
                                                                                                              Cumulative
                                                                  For the Three        For the Three        Amounts From
                                                                  Month Period         Month Period           Inception
                                                                      Ended                Ended                  To
                                                                 January 31,2003      January 31,2004      January 31,2004
--------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                     $      (13,978)       $     (12,424)      $     (55,103)
  Adjustments to reconcile net (loss) to net cash (used) by
  operating activities
    Stock issued for costs and expenses                                       -                    -               1,400
    Interest payable- related                                                 -                  109                 109

  Change in non-cash working capital item:
    Increase (decrease) in accounts payable and accrued
    liabilities                                                          (2,957)              (1,707)             18,459
                                                                 ---------------       --------------      --------------

  Net cash (used) by operating activities                               (16,935)             (14,022)            (35,135)
                                                                 ---------------       --------------      --------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of undeveloped mineral property                                    -                    -                (811)
                                                                 ---------------       --------------      --------------

  Net cash (used) in investing activities                                     -                    -                (811)
                                                                 ---------------       --------------      --------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable to related party                                                               25,000              25,000
  Sale of common stock                                                        -                    -              30,000
                                                                 ---------------       --------------      --------------

  Net cash provided by financing activities                                   -               25,000              55,000
                                                                 ---------------       --------------      --------------


NET (DECREASE) INCREASE IN CASH                                         (16,935)              10,978              19,054


CASH, BEGINNING OF PERIODS                                               28,729                8,076                   -
                                                                 ---------------       --------------      --------------


CASH, END OF PERIODS                                             $       11,794        $      19,054       $      19,054
==========================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR COSTS AND EXPENSES                              $            -        $           -       $       1,400
                                                                 ---------------       --------------      --------------



   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2004
(Unaudited)
================================================================================

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

         The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended January 31, 2004 are not necessarily indicative of the operating results for the entire year.

         We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended October 31, 2003.

         The results of operations for the three months ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.

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

3.       RELATED PARTY TRANSACTIONS

         During the three months ended January 31, 2004, the Company entered into the following transactions with related parties:

         a) In November 2003, the President of the Company committed to loan $100,000 to the Company to cover expenses until June 30, 2005.

         b) In December 2003, the Company received a $25,000 loan from a related party. The note is due on December 18, 2005, and may be prepaid at the option of the Company, without penalty. Interest on the note at January 31, 2004 is 4.0%, which is based on the prime rate and it will change as the prime rate changes. Interest of $109 has been accrued for the period.

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

         For the three months ended January 31, 2003 and 2004, we incurred losses of $13,978 and $12,424, respectively. Most of our expenses for the three-month period ending January 31, 2004 were related to the preparation and filing of our annual report on Form 10-KSB and our efforts to get our stock listed for trading and mineral exploration costs. Expenses for the 2003 period were primarily incurred for the preparation and filing of a registration statement on Form SB-1 covering the resale of shares by a selling shareholder,

         Our accumulated deficit through January 31, 2004 was $55,103.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $19,054 and working capital of $595 as of January 31, 2004, as compared to cash of $8,076 and a working capital deficit of $12,090 as of October 31, 2003. Thus far, we have financed all of our activities through the sale of common stock and a loan from a related party.

GOING CONCERN

         The report of our independent auditors on the financial statements for the year ended October 31, 2003, included an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have suffered losses since inception and have not yet commenced principal operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional funding to engage in further exploration of our mineral claims or to commence principal operations. Even if we were able to commence principal operations, there is no assurance that such operations would be profitable.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of January 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the sole officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         During the fiscal quarter ended January 31, 2004, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   EXHIBITS

--------------------------------------------------------------------------------
 REGULATION                                                           SEQUENTIAL
 S-B NUMBER                     EXHIBIT                              PAGE NUMBER
--------------------------------------------------------------------------------
    3.1         Articles of Incorporation, as amended (1)                N/A
--------------------------------------------------------------------------------
    3.2         Bylaws (1)                                               N/A
--------------------------------------------------------------------------------
   10.1         Confirmation of an agreement with Leroy Halterman        N/A
                dated February 3, 2003 (1)
--------------------------------------------------------------------------------
   10.2         Receipt of Assignment of Property for Kendra #1-8        N/A
                claims from the Bureau of Land Management dated
                February 28, 2003 (1)
--------------------------------------------------------------------------------
   10.3         Assignment of Property - Antelope Pass Project, as       N/A
                filed and recorded by Hidalgo County, New Mexico,
                on January 7, 2003 (1)
--------------------------------------------------------------------------------
   10.4         Notice of Intent to Hold Kendra #1-8, Lode Mining        N/A
                Claims dated August 23, 2002, by Leroy Halterman (1)
--------------------------------------------------------------------------------
   31.1         Rule 15d-14(a) Certification                              12
--------------------------------------------------------------------------------
   32.1         Certification Pursuant to 18 U.S.C. Section 1350 as       13
                Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002
--------------------------------------------------------------------------------

-----------------
(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-1, file no. 333-102441.

     b)   REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BRINX RESOURCES LTD.
                                      (Registrant)


Date:   March 11, 2004                By:   /s/ KENNETH A. CABIANCA
                                         ---------------------------------------
                                            Kenneth A Cabianca, President
                                            (Principal financial officer)