Form 10QSB
period 2004-04-30
BRINX RESOURCES LTD
filed 2004-06-18
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: April 30, 2004

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from __________________ to _______________

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
            11,400,000 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 APRIL 30, 2004

  Transitional Small Business Disclosure Format (check one);  Yes    No X
                                                                 ---   ---

                              BRINX RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                 APRIL 30, 2004



                                                                            PAGE
Financial Information

   Balance Sheets
      October 31, 2003 and April 30, 2004 (unaudited)                         3

   Statements of Operations
      Six Months Ended April 30, 2003 and 2004 and
      Cumulative Amounts from Inception to April 30, 2004 (unaudited)         4

   Statements of Operations
      Three Months Ended April 30, 2003 and 2004  (unaudited)                 5

   Statements of Cash Flows for the Six Months Ended
      April 30, 2003 and 2004 and Cumulative Amounts from
      Inception to April 30, 2004 (unaudited)                                 6

   Notes to Financial Statements                                              7

BRINX RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEET

===========================================================================================================
                                                                              October 31,   April 30, 2004
                                                                                 2003        (Unaudited)
-----------------------------------------------------------------------------------------------------------

ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                                 $     8,076     $    7,744

   Total Current Assets                                                            8,076          7,744

UNDEVELOPED MINERAL PROPERTY                                                         811            811
                                                                             ------------    -----------
TOTAL ASSETS                                                                 $     8,887     $    8,555
===========================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                  $    20,166     $   22,793
                                                                             ------------    -----------
   Total Current Liabilities                                                      20,166         22,793

LOAN PAYABLE TO RELATED PARTY (Note 3)                                                 -         22,319
                                                                             ------------    -----------
TOTAL LIABILITIES                                                                 20,166         45,112
                                                                             ------------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.01 par value; authorized - 1,000,000 shares
      Issued - none
   Common stock - $0.001 par value; authorized - 50,000,000 shares
      Issued and outstanding - 11,400,000 shares                                  11,400         11,400
   Capital in excess of par value                                                 20,000         20,000
   (Deficit) accumulated during the development stage                            (42,679)       (67,957)
                                                                             ------------    -----------
   Total stockholders' equity (deficit)                                          (11,279)       (36,557)
                                                                             ------------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $     8,887     $    8,555
===========================================================================================================



   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

===============================================================================================================

                                                                                                   Cumulative
                                                        For the Six Month    For the Six Month    Amounts From
                                                          Period Ended         Period Ended        Inception
                                                         April 30, 2003       April 30, 2004           To
                                                                                                  April 30,2004
---------------------------------------------------------------------------------------------------------------

REVENUES                                                $            -      $           -       $            -
                                                        ---------------     --------------      ---------------

EXPENSES
   General and Administrative                                   21,364             18,635               60,465
   Interest expense -related                                         -                319                  319
   Mineral Exploration Costs                                         -              6,324                7,173
                                                        ---------------     --------------      ---------------

NET (LOSS)                                              $      (21,364)     $     (25,278)      $      (67,957)
===============================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                       $       (0.001)     $      (0.002)      $       (0.005)
===============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC AND DILUTED                                           11,400,000         11,400,000           11,400,000
===============================================================================================================














   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
================================================================================


                                              For the Three       For the Three
                                               Month Period        Month Period
                                                   Ended               Ended
                                              April 30, 2003      April 30, 2004
--------------------------------------------------------------------------------


REVENUES                                      $          -       $          -
                                              -------------      -------------

EXPENSES
   General and Administrative                        8,389             11,153
   Interest expense -related                             -                210
   Mineral Exploration Costs                             -              1,491
                                              -------------      -------------

NET (LOSS)                                    $     (8,389)      $    (12,854)
================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                             $     (0.001)      $     (0.001)
================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC AND DILUTED                               11,400,000         11,400,000
================================================================================














   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

=========================================================================================================================
                                                                                                           Cumulative
                                                                        For the Six      For the Six      Amounts From
                                                                        Month Period     Month Period       Inception
                                                                            Ended            Ended              To
                                                                       April 30, 2003   April 30, 2004    April 30, 2004
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                           $     (21,364)    $   (25,278)     $   (67,957)
  Adjustments to reconcile net (loss) to net cash (used) by
  operating activities
    Stock issued for costs and expenses                                            -               -            1,400
    Interest payable-related                                                       -             319              319

  Change in non-cash working capital item:
     Increase (decrease) in accounts payable and accrued
     liabilities                                                               4,343           2,627           22,793
                                                                       --------------    ------------     ------------
  Net cash (used) by operating activities                                    (17,021)        (22,332)         (43,445)
                                                                       --------------    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of undeveloped mineral property                                       (40)              -             (811)
                                                                       --------------    ------------     ------------
  Net cash (used) in investing activities                                        (40)              -             (811)
                                                                       --------------    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable to related party                                                    -          25,000           25,000
  Repayment of loan to related party                                               -          (3,000)          (3,000)
  Sale of common stock                                                             -               -           30,000
                                                                       --------------    ------------     ------------
  Net cash provided by financing activities                                        -          22,000           52,000
                                                                       --------------    ------------     ------------

NET (DECREASE) INCREASE IN CASH                                              (17,061)           (332)           7,744


CASH, BEGINNING OF PERIODS                                                    28,729           8,076                -
                                                                       --------------    ------------     ------------

CASH, END OF PERIODS                                                   $      11,668     $     7,744      $     7,744
=========================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR COSTS AND EXPENSES                                    $           -     $         -      $     1,400
                                                                       --------------    ------------     ------------



   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2004
(Unaudited)
================================================================================

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

         The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended April 30, 2004 are not necessarily indicative of the operating results for the entire year.

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

         The results of operations for the six months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.

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

3.       RELATED PARTY TRANSACTIONS

         During the six months ended April 30, 2004, the Company entered into the following transactions with related parties:

         a) In November 2003, the President of the Company committed to loan $100,000 to the Company to cover expenses until June 30, 2005.

         b) In December 2003, the Company received a $25,000 loan from a related party. The note is due on December 18, 2005, and may be prepaid at the option of the Company, without penalty. In March 2004, $3,000 of the loan was repaid. Interest on the loan at April 30, 2004 is 4.0%, which is based on the prime rate and will change as the prime rate changes. Interest of $319 has been accrued for the period.

         c) Paid $3,765 for administrative services performed by a related entity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Our business plan is to proceed with the exploration of the Antelope Pass Project to determine whether there are commercially exploitable reserves of gold located on the property comprising the mineral claims. We have started on the first phase of a staged exploration program recommended by the geological report prepared by Leroy Halterman. Mr. Halterman has been engaged to conduct this first phase of the exploration program. Based on rock sampling conducted in November 2003, Mr. Halterman plans to do further sampling within the next 45 days to determine whether additional claims should be staked in the area to consolidate our land position. We intend to spend $5,000 to $8,000 to do this sampling before proceeding further.

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

         Accordingly, we anticipate spending approximately $15,000 to $18,000 over the next twelve months in pursuing our stated plan of operations. Based on our cash position of approximately $7,700 as of April 30, 2004, and a commitment from Ken Cabianca, our sole officer, to loan up to $100,000, we believe we have sufficient cash resources to pay for our operating expenses over the next twelve months.

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

         For the three months ended April 30, 2003 and 2004, we incurred losses of $8,389 and $12,854, respectively. Most of our expenses for the three-month period ending April 30, 2004 were related to the preparation and filing of our annual report on Form 10-KSB and our efforts to get our stock listed for trading and mineral exploration costs. Expenses for the 2003 period were primarily incurred for the preparation and filing of a registration statement on Form SB-1 covering the resale of shares by a selling shareholder.

         For the six months ended April 30, 2003 and 2004, we incurred losses of $21,364 and $25, 278, respectively. Included in expenses for the six months ended April 30, 2004 were $6,324 for mineral exploration costs.

         Our accumulated deficit through April 30, 2004 was $67,957.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $7,744 and a working capital deficit of $15,049 as of April 30, 2004, as compared to cash of $8,076 and a working capital deficit of $12,090 as of October 31, 2003. Thus far, we have financed all of our activities through the sale of common stock ($30,000) and a loan from a related party ($22,000 net of repayment). At April 30, 2004, $22,319 was owed to the related party.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of April 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the sole officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         During the fiscal quarter ended April 30, 2004, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)  EXHIBITS

----------------------------------------------------------------------------------------------------------------
  REGULATION                                                                                        SEQUENTIAL
  S-B NUMBER                                         EXHIBIT                                       PAGE NUMBER
----------------------------------------------------------------------------------------------------------------
     3.1          Articles of Incorporation, as amended (1)<F1>                                        N/A
----------------------------------------------------------------------------------------------------------------
     3.2          Bylaws (1)<F1>                                                                       N/A
----------------------------------------------------------------------------------------------------------------
    10.1          Confirmation of an agreement with Leroy Halterman dated February 3, 2003 (1)<F1>     N/A
----------------------------------------------------------------------------------------------------------------
    10.2          Receipt of Assignment of Property for Kendra #1-8 claims from the Bureau of          N/A
                  Land Management dated February 28, 2003 (1)<F1>
----------------------------------------------------------------------------------------------------------------
    10.3          Assignment of Property - Antelope Pass Project, as filed and recorded by             N/A
                  Hidalgo County, New Mexico, on January 7, 2003 (1)<F1>
----------------------------------------------------------------------------------------------------------------
    10.4          Notice of Intent to Hold Kendra #1-8, Lode Mining Claims dated August 23,            N/A
                  2002, by Leroy Halterman (1)<F1>
----------------------------------------------------------------------------------------------------------------
    31.1          Rule 15d-14(a) Certification                                                          13
----------------------------------------------------------------------------------------------------------------
    32.1          Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to               14
                  Section 906 of the Sarbanes-Oxley Act of 2002
----------------------------------------------------------------------------------------------------------------
-------------

(1)<F1> Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-1, file no. 333-102441.

         B)  REPORTS ON FORM 8-K: None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BRINX RESOURCES LTD.
                                     (Registrant)


Date:   June 17, 2004                By:  /s/ KENNETH A. CABIANCA
                                        ----------------------------------------
                                          Kenneth A Cabianca, President
                                          (Principal financial officer)