Form 10QSB
period 2004-07-31
BRINX RESOURCES LTD
filed 2004-09-14
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: July 31, 2004

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
           11,400,000 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                  JULY 31, 2004

   Transitional Small Business Disclosure Format (check one);  Yes    No X
                                                                  ---   ---

                              BRINX RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                  JULY 31, 2004



                                                                            PAGE
Financial Information

   Balance Sheets
     October 31, 2003 and July 31, 2004 (unaudited)                           3

   Statements of Operations
     Nine Months Ended July 31, 2003 and 2004 and
     Cumulative Amounts from Inception to July 31, 2004 (unaudited)           4

   Statements of Operations
     Three Months Ended July 31, 2003 and 2004  (unaudited)                   5

   Statements of Cash Flows for the Nine Months Ended
     July 31, 2003 and 2004 and Cumulative Amounts from
     Inception to July 31, 2004 (unaudited)                                   6

   Notes to Financial Statements                                              7

BRINX RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEET

=================================================================================================================
                                                                               October 31,        July 31, 2004
                                                                                   2003            (Unaudited)
-----------------------------------------------------------------------------------------------------------------

ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                                 $      8,076        $      3,440
                                                                              -------------       -------------

    Total Current Assets                                                             8,076               3,440

UNDEVELOPED MINERAL PROPERTY                                                           811                 811
                                                                              -------------       -------------

TOTAL ASSETS                                                                  $      8,887        $      4,251
=================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                  $     20,166        $     21,064
                                                                              -------------       -------------

    Total Current Liabilities                                                       20,166              21,064

LOAN PAYABLE TO RELATED PARTY (Note 3)                                                   -              22,512
                                                                              -------------       -------------

TOTAL LIABILITIES                                                                   20,166              43,576
                                                                              -------------       -------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock - $0.01 par value; authorized - 1,000,000 shares
       Issued - none
    Common stock - $0.001 par value; authorized - 50,000,000 shares
       Issued and outstanding - 11,400,000 shares                                   11,400              11,400
    Capital in excess of par value                                                  20,000              20,000
    (Deficit) accumulated during the development stage                             (42,679)            (70,725)
                                                                              -------------       -------------

    Total stockholders' equity (deficit)                                           (11,279)            (39,325)
                                                                              -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $      8,887        $      4,251
=================================================================================================================


   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

==============================================================================================================

                                                                                               Cumulative
                                                    For the Nine          For the Nine        Amounts From
                                                    Month Period          Month Period          Inception
                                                        Ended                 Ended                 To
                                                    July 31, 2003         July 31, 2004        July 31,2004
--------------------------------------------------------------------------------------------------------------

REVENUES                                         $             -       $             -       $           -
                                                 ----------------      ----------------      --------------

EXPENSES
  General and Administrative                              30,040                21,210              63,040
  Interest expense-related                                     -                   512                 512
  Mineral Exploration Costs                                    -                 6,324               7,173
                                                 ----------------      ----------------      --------------

NET (LOSS)                                       $       (30,040)      $       (28,046)      $     (70,725)
==============================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                $        (0.002)      $        (0.002)      $      (0.006)
==============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC AND DILUTED                                     11,400,000            11,400,000          11,400,000
==============================================================================================================









   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

==========================================================================================

                                                       For the Three        For the Three
                                                        Month Period         Month Period
                                                           Ended                Ended
                                                       July 31, 2003        July 31, 2004
------------------------------------------------------------------------------------------

REVENUES                                             $             -      $            -
                                                     ----------------     ---------------

EXPENSES
   General and Administrative                                  8,676               2,575
   Interest expense -related                                       -                 193
   Mineral Exploration Costs                                       -                   -
                                                     ----------------     ---------------

NET (LOSS)                                           $        (8,676)     $       (2,768)
==========================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                    $        (0.001)     $            -
==========================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC AND DILUTED                                         11,400,000          11,400,000
==========================================================================================





   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

======================================================================================================================
                                                                                                          Cumulative
                                                                   For the Nine       For the Nine       Amounts From
                                                                   Month Period       Month Period         Inception
                                                                       Ended              Ended                To
                                                                   July 31, 2003     July 31, 2004       July 31, 2004
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss)                                                    $      (30,040)    $     (28,046)     $      (70,725)
   Adjustments to reconcile net (loss) to net cash (used) by
   operating activities
      Stock issued for costs and expenses                                     -                 -               1,400
      Interest payable- related                                               -               512                 512

   Change in non-cash working capital item:
      Increase (decrease)in accounts payable and accrued
      liabilities                                                        10,317               898              21,064
                                                                  --------------    --------------     ---------------

   Net cash (used) by operating activities                              (19,723)          (26,636)            (47,749)
                                                                  --------------    --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of undeveloped mineral property                                 (40)                -                (811)
                                                                  --------------    --------------     ---------------

   Net cash (used) in investing activities                                  (40)                -                (811)
                                                                  --------------    --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loan payable to related party                                              -            25,000              25,000
   Repayment of loan to related party                                         -            (3,000)             (3,000)
   Sale of common stock                                                       -                 -              30,000
                                                                  --------------    --------------     ---------------

   Net cash provided by financing activities                                  -            22,000              52,000
                                                                  --------------    --------------     ---------------

NET (DECREASE) INCREASE IN CASH                                         (19,763)           (4,636)              3,440


CASH, BEGINNING OF PERIODS                                               28,729             8,076                   -
                                                                  --------------    --------------     ---------------

CASH, END OF PERIODS                                             $        8,966     $       3,440      $        3,440
======================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR COSTS AND EXPENSES                              $            -     $           -      $        1,400
                                                                  --------------    --------------     ---------------




   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2004
(Unaudited)
================================================================================

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

     The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended July 31, 2004 are not necessarily indicative of the operating results for the entire year.

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

     The results of operations for the nine months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.

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

     The operations of the Company have primarily been funded by the sale of common stock and a loan from a related party. Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financing. Such financing may not be available or may not be available on reasonable terms.

3.   RELATED PARTY TRANSACTIONS

     During the nine months ended July 31, 2004, the Company entered into the following transactions with related parties:

     a) In November 2003, the President of the Company committed to loan $100,000 to the Company to cover expenses until June 30, 2005.

     b) In December 2003, the Company received a $25,000 loan from a related party. The note is due on December 18, 2005, and may be prepaid at the option of the Company, without penalty. In March 2004, $3,000 of the loan was repaid. Interest on the loan at July 31, 2004 is 4.0%, which is based on the prime rate and will change as the prime rate changes. Interest of $512 has been accrued for the period.

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

         Accordingly, we anticipate spending approximately $15,000 to $18,000 over the next twelve months in pursuing our stated plan of operations. Based on our cash position of approximately $3,400 as of July 31, 2004, and a commitment from Ken Cabianca, our sole officer, to loan up to $100,000, we believe we have sufficient cash resources to pay for our operating expenses over the next twelve months.

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

         If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims or perhaps another business opportunity. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means:

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

         For the three months ended July 31, 2003 and 2004, we incurred losses of $8,676 and $2,768, respectively. Most of our expenses for the three-month period ending July 31, 2004 were related to our efforts to get our stock listed for trading. Expenses for the 2003 period were primarily incurred for the preparation and filing of a registration statement on Form SB-1 covering the resale of shares by a selling shareholder.

         For the nine months ended July 31, 2003 and 2004, we incurred losses of $30,040 and $28,046, respectively. Included in expenses for the nine months ended July 31, 2004 were $6,324 for mineral exploration costs.

         Our accumulated deficit through July 31, 2004 was $70,725.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $3,440 and a working capital deficit of $17,624 as of July 31, 2004, as compared to cash of $8,076 and a working capital deficit of $12,090 as of October 31, 2003. Thus far, we have financed all of our activities through the sale of common stock ($30,000) and a loan from a related party ($22,000 net of repayment). At July 31, 2004, $22,512 was owed to the related party.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of July 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the sole officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         During the fiscal quarter ended July 31, 2004, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)       EXHIBITS

--------------------------------------------------------------------------------
  REGULATION                                                          SEQUENTIAL
  S-B NUMBER                    EXHIBIT                              PAGE NUMBER
--------------------------------------------------------------------------------
     3.1         Articles of Incorporation, as amended (1)                N/A
--------------------------------------------------------------------------------
     3.2         Bylaws (1)                                               N/A
--------------------------------------------------------------------------------
    10.1         Confirmation of an agreement with Leroy Halterman        N/A
                 dated February 3, 2003 (1)
--------------------------------------------------------------------------------
    10.2         Receipt of Assignment of Property for Kendra #1-8        N/A
                 claims from the Bureau of Land Management dated
                 February 28, 2003 (1)
--------------------------------------------------------------------------------
    10.3         Assignment of Property - Antelope Pass Project,          N/A
                 as filed and recorded by Hidalgo County, New
                 Mexico, on January 7, 2003 (1)
--------------------------------------------------------------------------------
    10.4         Notice of Intent to Hold Kendra #1-8, Lode Mining        N/A
                 Claims dated August 23, 2002, by Leroy Halterman (1)
--------------------------------------------------------------------------------
    31.1         Rule 15d-14(a) Certification                             13
--------------------------------------------------------------------------------
    32.1         Certification Pursuant to 18 U.S.C. Section 1350         14
                 as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
-------------
(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-1, file no. 333-102441.

         B) REPORTS ON FORM 8-K: None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BRINX RESOURCES LTD.
                                       (Registrant)


Date:   September 13, 2004             By:  /s/ KENNETH A. CABIANCA
                                          --------------------------------------
                                           Kenneth A Cabianca, President
                                           (Principal financial officer)