Form 10KSB
period 2004-10-31
BRINX RESOURCES LTD
filed 2005-02-10
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934
       For the fiscal year ended October 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________  to ________________

                       Commission file number: 333-102441

                              BRINX RESOURCES LTD.
                 (Name of small business issuer in its charter)

                  NEVADA                           98-0388682
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorportion or organization)

  #211 - 1455 BELLEVUE AVENUE, WEST VANCOUVER, BRITISH COLUMBIA CANADA V7T 1C3
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (604) 913-6689

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $7,054,360 AS OF FEBRUARY 7, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,800,000 AS OF FEBRUARY 7, 2005

Transitional Small Business Disclosure Format (Check one):    Yes    ; No  X
                                                                 ----    ----

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

         COST ESTIMATES PHASE I PROGRAM, INCLUDING PREVIOUS WORK

         ITEM                                                     ESTIMATED COST

         Sample 150 rock samples, average $30/Sample................$  4,500
         Sampling supplies 150 samples @ $2/ sample.................     300
         Geologist, 15 days @ $400/day..............................   6,000
         Per diem 12 days @ $100/day................................   1,200
         Vehicle Mileage 2,000 @ $.45 / Mile........................     900
         Miscellaneous and field supplies...........................     500
                                                                    --------
           TOTAL PHASE I GEOLOGICAL AND SAMPLING COST...............$ 13,400
           LESS FUNDS ALREADY EXPENDED..............................   2,500
                                                                    --------
           ADDITIONAL FUNDS TO BE EXPENDED ON PHASE I...............$ 10,900

        LAND ACQUISITION                                          ESTIMATED COST

         Claim staking cost $75/Claim/64 Claims.....................$  4,800
         BLM and county filing fees, $140/Claim.....................   8,960
         Miscellaneous, supplies for flagging, post, etc............     640
                                                                    --------
           TOTAL PHASE I LAND ACQUISITION...........................$ 14,400

           TOTAL COST OF PHASE I....................................$ 27,800

           TOTAL NEW FUNDS FOR PHASE I, INCLUDING LAND ACQUISTION...$ 25,300

         ESTIMATED COST PHASE II PROGRAM

         ITEM                                                     ESTIMATED COST

         Soil Sampling, 160 Samples @ $30/Sample....................$  4,800
         Drilling
           Mineralized Outcrops and soil anomalies, 6 holes
             350 ft. each /$15/ft...................................  31,500
           Test Geological targets 4 holes 350 ft each @ $15/ft.....  21,000
         Assaying, 400 samples $15..................................   6,000
         Geologist 28 days @ $400/ day..............................  11,200

         Per diem 24 days @ $100/ day...............................   2,400
         Vehicle 4000 miles @$.45/mile..............................   1,800
         Miscellaneous..............................................   1,200
                                                                    --------
              TOTAL PHASE II COST...................................$ 79,900
                                                                    ========

PRESENT ACTIVITIES

         All of our present activities on the property have been suspended until we can obtain the necessary funds to conduct the work.

OFFICE SPACE

         We are using the offices of Ken Cabianca, our sole officer, at no cost to us. These offices are located at #211 - 1455 Bellevue Avenue, West Vancouver, British Columbia, Canada.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock has been listed for quotation on the OTC Bulletin Board since July 27, 2004 under the symbol "BNXR". The following table sets forth the range of high and low bid quotations for each fiscal quarter since it began trading. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

                                                     BID PRICES
2004 FISCAL YEAR
Quarter ending 10/31/04                    $0.57                        $0.05

2005FISCAL YEAR
Quarter ending 01/31/05                    $0.83                        $0.51

         The above prices reflect a two-for-one stock split that was effected October 3, 2004.

         As of February 7, 2005, there were 41 record holders of our common stock. Since our inception, no cash dividends have been declared on our common stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Our business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there are commercially exploitable reserves of gold located on the property comprising the mineral claims. As described in Item
2. Description of Property - Proposed Program of Exploration, we started on the first phase of a staged exploration program recommended by the geological report prepared by Leroy Halterman. Mr. Halterman was engaged to conduct this first phase of the exploration program. Based on rock sampling conducted in

November 2003, Mr. Halterman proposed to do further sampling to determine whether additional claims should be staked in the area to consolidate our land position. We intended to spend $5,000 to $8,000 to do this sampling before proceeding further.

         As of the date of this report, we lack the necessary funds to conduct the sampling work.

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

         Accordingly, we anticipate spending approximately $15,000 to $18,000 over the next twelve months in pursuing our stated plan of operations. While we have a commitment from Ken Cabianca, our sole officer, to loan up to $100,000 to cover our expenses, we are pursuing other sources of funding. As described elsewhere in this report, Mr. Cabianca loaned us Cdn$15,600 in January 2005.

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

         For the year ended October 31, 2004, we incurred a loss of $34,192. Most of our expenses were related to the preparation and filing of our period reports with the Securities and Exchange Commission. We spent $7,358 on mineral exploration costs, which were for the sampling work on the Kendra claims, report on the sampling work, and annual maintenance fees to hold the claims.

         For the year ended October 31, 2003, we incurred a loss of $33,972. Most of our expenses were related to the preparation and filing of registration statement to register the resale of shares owned by Marc Cabianca. We paid the expenses of the registration statement because we seek to: (i) become a reporting company with the Commission under the Securities Exchange Act of 1934 (the "1934 Act"); and (ii) enable our common stock to be traded on the OTC Bulletin Board. We believe that the registration of the resale of shares on behalf of Marc Cabianca may facilitate the development of a public market in our common stock if our common stock is approved for trading on the OTC Bulletin Board.

         Our accumulated deficit through October 31, 2004 was $76,871.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $1,291 and a working capital deficit of $23,449, as compared to cash of $8,076 and a working capital deficit of $12,090 as of October 31, 2003.

         We used cash of $28,785 for operating activities. Cash was provided by a loan of $25,000 from our principal shareholder, Marc Cabianca. We repaid $3,000 of this amount in March 2004.

         The report of our independent auditors on the financial statements for the year ended October 31, 2004, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have suffered losses from operations. We need to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to reach a level of operations that would finance our day-to-day activities.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 8A. CONTROLS AND PROCEDURES.

            Our sole officer, based on his evaluation of our (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of October 31, 2004, has concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

         Our sole officer has concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to October 31, 2004 the date of his most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in our internal controls.


ITEM 8B. OTHER INFORMATION.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Information about our sole director and executive officer follows:

NAME                          AGE          POSITION AND TERM OF OFFICE

Kenneth A. Cabianca           64           President, Secretary, Treasurer and
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

         We do not have any audit, compensation, and executive committees of our board of directors. We do not have an audit committee financial expert.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
                                                                          LONG TERM COMPENSATION
                                                                   ------------------------------------
                                ANNUAL COMPENSATION                        AWARDS             PAYOUTS
                    -----------------------------------------------------------------------------------
                                                         OTHER     RESTRICTED   SECURITIES
    NAME AND                                            ANNUAL        STOCK     UNDERLYING      LTIP       ALL OTHER
    PRINCIPAL                                          COMPENSA-    AWARD(S)     OPTIONS/      PAYOUTS     COMPENSA-
    POSITION        YEAR    SALARY ($)    BONUS ($)     TION($)        ($)       SARS (#)        ($)         TION($)
---------------------------------------------------------------------------------------------------------------------
Kenneth Cabianca    2002        -0-          -0-          -0-          -0-          -0-          -0-          -0-
                    2003        -0-          -0-          -0-          -0-          -0-          -0-          -0-
                    2004        -0-          -0-          -0-          -0-          -0-          -0-          -0-
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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of February 7, 2005:

-----------------------------------------------------------------------------------------------
                                               AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER           BENEFICIAL OWNERSHIP    PERCENT OF CLASS (1)<F1>
-----------------------------------------------------------------------------------------------
Marc Cabianca (2)<F2>(3)<F3>
11F - 178 Ta Rung East Street                       4,500,000                 19.7%
Taichung, Taiwan ROC
-----------------------------------------------------------------------------------------------
Kenneth A. Cabianca (3)<F3>
4519 Woodgreen Drive                                2,672,000                 11.7%
West Vancouver, B.C.
V7S 2T8 Canada
-----------------------------------------------------------------------------------------------
Scott Cabianca (2)<F2>                              2,250,000                  9.9%
1005 - 1919 Bellevue Avenue
West Vancouver, B.C.
V7V 1B7 Canada
-----------------------------------------------------------------------------------------------
Sarah Cabianca (2)<F2>                              2,250,000                  9.9%
C/o Downtown Consulting
1401 - 699 Cardero Street
Vancouver, B.C.
V6G 3H7 Canada
-----------------------------------------------------------------------------------------------
All officers and directors as a group (1 person)    2,672,000                 11.7%
-----------------------------------------------------------------------------------------------
--------------

(1)<F1> This table is based on 22,800,000 shares of Common Stock outstanding as of February 7, 2005.

(2)<F2> Marc Cabianca, Scott Cabianca, and Sarah Cabianca are the adult children of Kenneth Cabianca.

(3)<F3> Marc Cabianca and Kenneth Cabianca may be deemed to be the promoters of our company.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         We do not have any equity compensation plans.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Since our inception to February 28, 2001, Kenneth A. Cabianca, our sole officer and director advanced $1,400 for our expenses. As of February 28, 2001, we issued 1,400,000 (2,800,000 post-split) shares to Mr. Cabianca in consideration for these advances.

         On September 6, 2002, Marc Cabianca, the son of Kenneth Cabianca, purchased 10,000,000 (20,000,000 post-split) shares of common stock for a cash investment of $30,000.

         For the fiscal years ended October 31, 2003 and 2004, we incurred $2,877 and $3,765, respectively, for administrative services performed by Downtown Consulting. Downtown Consulting is an entity owned and controlled by Sarah Cabianca, the daughter of Ken Cabianca.

         On November 26, 2003, Ken Cabianca gave us a commitment to loan us up to $100,000 if we should require funds to cover our expenses until June 30, 2005. On January 26, 2005, Mr. Cabianca advanced Cdn$15,600

(approximately US$12,441) to us. Interest accrues on this loan at 6% per annum and the loan is due June 30, 2005. In addition to this advance, Mr. Cabianca paid $1,366 in expenses on our behalf, which was reflected as due to related party at October 31, 2004.

         On December 18, 2003, Marc Cabianca loaned us $25,000, which is due December 18, 2005. This unsecured loan can be repaid at any time and accrues interest at the prime rate, which was 4.75% per annum at October 31, 2004. In March 2004, $3,000 of the loan was repaid. Interest of $833 was accrued for the year ended October 31, 2004.

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


ITEM 13. EXHIBITS.

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                        EXHIBIT
--------------------------------------------------------------------------------
   3.1         Articles of Incorporation (1)
--------------------------------------------------------------------------------
   3.2         Bylaws (1)
--------------------------------------------------------------------------------
   3.3         Certificate of Change Pursuant to NRS 78.209 (2)
--------------------------------------------------------------------------------
  10.1 Confirmation of an agreement with Leroy Halterman dated February 3, 2003 (1)
--------------------------------------------------------------------------------
  10.2 Receipt of Assignment of Property for Kendra #1-8 claims from the Bureau of Land Management dated February 28, 2003 (1)
--------------------------------------------------------------------------------
  10.3 Assignment of Property - Antelope Pass Project, as filed and recorded by Hidalgo County, New Mexico, on January 7, 2003 (1)
--------------------------------------------------------------------------------
  10.4 Notice of Intent to Hold Kendra #1-8, Lode Mining Claims dated August 23, 2002, by Leroy Halterman (1)
--------------------------------------------------------------------------------
  10.5         Promissory note to Marc Cabianca dated December 18, 2003 (3)
--------------------------------------------------------------------------------
  10.6         Loan commitment from Ken Cabianca dated November 26, 2003 (3)
--------------------------------------------------------------------------------
  10.7         Promissory note to Kenneth A. Cabianca dated January 26, 2005
--------------------------------------------------------------------------------
  31.1         Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

-----------------

(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-1, file number 333-102441.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended October 31, 2003, filed February 4, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For the fiscal years ended October 31, 2004 and 2003, our principal accountant is expected to bill approximately $8,000 and billed $6,277, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2004 and 2003.

TAX FEES

         For the fiscal years ended October 31, 2004 and 2003, our principal accountant is expected to bill $500 and billed $475, respectively, for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

         Except for $21,013 billed in fiscal 2003 and 2002 in connection with the review of our registration statement on Form SB-1, there were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2004 and 2003.

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

                                       BRINX RESOURCES LTD.



Date:  February 9, 2005                By:  /s/ KENNETH A. CABIANCA
                                          --------------------------------------
                                             Kenneth A. Cabianca, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                            TITLE                            DATE
                                President, Secretary, Treasurer and
/s/ KENNETH A. CABIANCA         director (principal executive,
----------------------------    financial and accounting officer)         February 9, 2005
Kenneth A. Cabianca


                              BRINX RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2004






                                                                      PAGE

   Report of Independent Registered Public Accounting Firm            F-2

   Balance Sheet
      October 31, 2004                                                F-3

   Statements of Operations
      Years Ended October 31, 2003 and 2004
      and Cumulative Amounts from Inception to October 31, 2004       F-4

   Statements of Stockholders' Equity (Deficit)
      Years Ended October 31, 2001, 2002, 2003 and 2004               F-5

   Statements of Cash Flows
      Years Ended October 31, 2003 and 2004
      and Cumulative Amounts from Inception to October 31, 2004       F-6


   Notes to Financial Statements                                      F-7 - F 11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
BRINX RESOURCES LTD.


We have audited the accompanying balance sheet of Brinx Resources Ltd. (a Nevada Corporation) (an exploration stage company) as of October 31, 2004 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended October 31, 2004 and cumulative amounts from inception to October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brinx Resources Ltd. as of October 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2004 and cumulative amounts from inception to October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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



                              /s/ WHEELER WASOFF, P.C.


                              Wheeler Wasoff, P.C.



Denver, Colorado
January 31, 2005

BRINX RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEET
October 31, 2004

================================================================================================

------------------------------------------------------------------------------------------------

ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                                    $         1,291
                                                                                ---------------

   Total Current Assets                                                                   1,291

UNDEVELOPED MINERAL PROPERTY                                                                811
                                                                                ---------------
TOTAL ASSETS                                                                    $         2,102
================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                     $        23,374
   Due to related party (Note 5)                                                          1,366
                                                                                ---------------

   Total Current Liabilities                                                             24,740

LOAN PAYABLE TO RELATED PARTY (Note 5)                                                   22,833
                                                                                ---------------

TOTAL LIABILITIES                                                                        47,573
                                                                                ---------------


STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.01 par value;  authorized - 1,000,000 shares
      Issued -  none
   Common stock - $0.001 par value; authorized - 100,000,000 shares
       Issued and outstanding - 22,800,000 shares                                        22,800
   Capital in excess of par value                                                         8,600
   (Deficit) accumulated during the development stage                                   (76,871)
                                                                                ---------------

    Total stockholders' equity (deficit)                                                (45,471)
                                                                                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $         2,102
================================================================================================





   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

===========================================================================================================================

                                                                                                               Cumulative
                                                                                                              Amounts From
                                                                                                                Inception
                                                                             Year Ended      Year Ended            To
                                                                             October 31,     October 31,       October 31,
                                                                                2003            2004              2004
---------------------------------------------------------------------------------------------------------------------------


REVENUES                                                                   $          -    $           -     $           -


EXPENSES
    General and Administrative                                             $     33,123    $      26,001     $      67,831
    Interest expense - related                                                        -              833               833
    Mineral Exploration Costs                                                       849            7,358             8,207
                                                                           ------------    -------------     --------------


NET (LOSS)                                                                 $    (33,972)   $     (34,192)    $     (76,871)
===========================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                                          $     (0.001)   $      (0.001)    $      (0.004)
===========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                            22,800,000       22,800,000        22,800,000
===========================================================================================================================


















   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

=============================================================================================================================

                                                                         Common Stock                                Deficit
                                                                  ----------------------------                   Accumulated
                                                                                                 Capital in       During the
                                                                       Number                     Excess of      Development
                                                                     of Shares       Amount       Par Value            Stage

-----------------------------------------------------------------------------------------------------------------------------

BALANCE, OCTOBER 31, 2000                                                    -   $          -    $         -    $          -

  Issuance of common stock to founders/officers for expenses valued
  at $0.0005 per share                                               2,800,000          2,800         (1,400)              -

  Net (loss)                                                                 -              -              -          (1,400)
                                                                  ------------   ------------    ------------   -------------

BALANCE, OCTOBER 31, 2001                                            2,800,000          2,800         (1,400)         (1,400)

  Sale of common stock for cash, at $0.0015 per share               20,000,000         20,000         10,000               -

  Net (loss)                                                                 -              -              -          (7,307)
                                                                  ------------   ------------    ------------   -------------

BALANCE, OCTOBER 31, 2002                                           22,800,000         22,800          8,600          (8,707)

  Net (loss)                                                                 -              -              -         (33,972)
                                                                  ------------   ------------    ------------   -------------

BALANCE, OCTOBER 31, 2003                                           22,800,000         22,800          8,600         (42,679)

  Net (loss)                                                                 -              -              -         (34,192)
                                                                  ------------   ------------    ------------   -------------

BALANCE, OCTOBER 31, 2004                                           22,800,000   $     22,800    $     8,600    $    (76,871)
=============================================================================================================================







   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

===========================================================================================================================
                                                                                                                Cumulative
                                                                                                               Amounts From
                                                                                                                Inception
                                                                              Year Ended      Year Ended             To
                                                                              October 31,     October 31,       October 31,
                                                                                  2003            2004              2004
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                              $      (33,972)   $    (34,192)   $     (76,871)
  Adjustments to reconcile net (loss) to net cash (used) by
     operating activities
     Stock issued for costs and expenses                                             -               -              1,400
     Interest payable - related                                                      -               833              833

  Change in non-cash working capital item:
     Increase in accounts payable and accrued liabilities                         13,319           3,208           23,374
     Increase in due to related party                                                -             1,366            1,366
                                                                          ---------------   -------------   --------------

  Net cash (used) by operating activities                                        (20,653)        (28,785)         (49,898)
                                                                          ---------------   -------------   --------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of undeveloped mineral property                                           -               -               (811)
                                                                          ---------------   -------------   --------------

  Net cash (used) in investing activities                                            -               -               (811)
                                                                          ---------------   -------------   --------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable to related party                                                      -            25,000           25,000
  Repayment of loan to related party                                                 -            (3,000)          (3,000)
  Sale of common stock                                                               -               -             30,000
                                                                          ---------------   -------------   --------------

  Net cash provided by financing activities                                          -            22,000           52,000
                                                                          ---------------   -------------   --------------


NET (DECREASE) INCREASE IN CASH                                                  (20,653)         (6,785)           1,291


CASH, BEGINNING OF PERIODS                                                        28,729           8,076              -
                                                                          ---------------   -------------   --------------


CASH, END OF PERIODS                                                      $        8,076    $      1,291    $       1,291
===========================================================================================================================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     Stock issued for costs and expenses                                  $          -      $         -     $       1,400
                                                                          ---------------   -------------   --------------

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company has adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 144 establishes a single auditing model for long-lived assets to be disposed of by sale. The Company has determined that no impairment is required at October 31, 2004.

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         In December 2004, the FASB issued SFAS 152, which amends SFAS. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS. This Statement also amends SFAS 67, ACCOUNTING FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         In December 2004, the FASB issued SFAS 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS (continued)

         In December 2004, the FASB issued a revision to SFAS 123, ACCOUNTING FOR STOCK BASED COMPENSATION. This Statement supersedes APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "ACCOUNTING FOR
         EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS.

         A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

         A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

         The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

         Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

         The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

         The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

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

NOTE 2 - BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $76,871 through October 31, 2004 and at October 31, 2004, current liabilities exceeded current assets by $23,449. As of October 31, 2004, the Company has not commenced principal operations. These factors among others, may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

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

NOTE 4 - COMMON STOCK

         In February 2001, the Company issued 2,800,000 shares of common stock, valued at $1,400 ($0.0005 per share), to its founder for costs and expenses incurred in conjunction with the organization of the Company.

         In September 2002, the Company sold 20,000,000 shares of its common stock for cash consideration of $30,000 ($0.0015 per share), to a relative of the founder of the Company.

         Effective October 3, 2004, the Company increased its authorized shares of common stock from 50,000,000 to 100,000,000 and completed a 2 for 1 stock split. All common stock previously issued since date of incorporation has been retroactively re-stated to reflect the 2 for 1 stock split.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 5 - RELATED PARTY TRANSACTIONS

         During the year ended October 31, 2004, the Company entered into the following transactions with related parties:

         a) In November 2003, the President of the Company committed to loan $100,000 to the Company to cover expenses until June 30, 2005.

         b) In December 2003, the Company received a $25,000 loan from a related party. The note is due on December 18, 2005, and may be prepaid at the option of the Company, without penalty. In March 2004, $3,000 of the loan was repaid. Interest on the loan at October 31, 2004 is 4.75%, which is based on the prime rate and will change as the prime rate changes. Interest of $833 has been accrued for the period.

         c) Paid $3,765 for administrative services performed by a related entity.

         d) The President of the Company paid $1,366 in expenses on behalf of the Company, which is included in due to related party at October 31, 2004.

         During the year ended October 31, 2003, the Company paid $2,877 to a related entity for administrative services performed on behalf of the Company.

NOTE 6 - INCOME TAXES

         At October 31, 2004, the Company had a net operating loss carryforward of approximately $75,471 that may be offset against future taxable income through 2024. These carryforwards are subject to review by the Internal Revenue Service.

         The Company has fully reserved the $11,321 tax benefit of operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $5,129 is attributable to 2004.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes consists primarily of exploration costs on undeveloped mineral properties.

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

         As of October 31, 2004, the Company had one operating segment, mineral exploration and development.

NOTE 8 - SUBSEQUENT EVENT

         In January 2005, the President of the Company advanced $12,441 ($15,600
         CND) to the Company. The loan is due June 30, 2005 with interest of 6% per annum.