Form 10QSB
period 2005-01-31
BRINX RESOURCES LTD
filed 2005-03-14
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: January 31, 2005

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from _________________ to ________________

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

                                 (604) 913-6689
                           (Issuer's telephone number)

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
            22,800,000 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                  MARCH 7, 2005

    Transitional Small Business Disclosure Format (check one);  Yes    No X
                                                                   ---   ---

                              BRINX RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                JANUARY 31, 2005






                                                                            PAGE
Financial Information

   Balance Sheets
       October 31, 2004 and January 31, 2005 (unaudited)                      3

   Statements of Operations
       Three Months Ended January 31, 2005 and 2004 and
       Cumulative Amounts from Inception to January 31, 2005 (unaudited)      4

   Statements of Cash Flows for the Three Months Ended
       January 31, 2005 and 2004 and Cumulative Amounts from
       Inception to January 31, 2005 (unaudited)                              5

   Notes to Financial Statements                                              6

BRINX RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEET

==================================================================================================================

                                                                                                     January 31,
                                                                                   October 31,          2005
                                                                                      2004           (Unaudited)
------------------------------------------------------------------------------------------------------------------

ASSETS


CURRENT ASSETS
      Cash and cash equivalents                                                 $         1,291    $          489
                                                                                ----------------   ---------------

      Total Current Assets                                                                1,291               489

UNDEVELOPED MINERAL PROPERTY                                                                811               811
                                                                                ----------------   ---------------

TOTAL ASSETS                                                                    $         2,102    $        1,300
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                     $        23,374    $       14,094
      Due to related party                                                                1,366             1,541
      Loans payable to related parties (Note 3)                                              -             35,545
                                                                                ----------------   ---------------

   Total Current Liabilities                                                             24,740            51,180

LOANS PAYABLE TO RELATED PARTIES (Note 3)                                                22,833                -
                                                                                ----------------   ---------------

TOTAL LIABILITIES                                                                        47,573            51,180
                                                                                ----------------   ---------------


STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.01 par value; authorized - 1,000,000 shares
      Issued - none
   Common stock - $0.001 par value; authorized - 100,000,000 shares
      Issued and outstanding - 22,800,000 shares                                         22,800            22,800
   Capital in excess of par value                                                         8,600             8,600
   (Deficit) accumulated during the development stage                                   (76,871)          (81,280)
                                                                                ----------------   ---------------

   Total stockholders' equity (deficit)                                                 (45,471)          (49,880)
                                                                                ----------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $         2,102    $        1,300
===================================================================================================================



   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

===================================================================================================================
                                                                                                      Cumulative
                                                                                                     Amounts From
                                                           For the Three        For the Three         Inception
                                                        Month Period Ended   Month Period Ended           To
                                                         January 31, 2004     January 31, 2005      January 31,2005
-------------------------------------------------------------------------------------------------------------------

REVENUES                                                $             -      $             -      $             -


EXPENSES
   General and Administrative                                     7,482                4,138               71,969
   Interest expense -related                                        109                  271                1,104
   Mineral Exploration Costs                                      4,833                    -                8,207
                                                        ----------------     ----------------     ----------------

NET (LOSS)                                              $       (12,424)     $        (4,409)     $       (81,280)
===================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                       $         (0.00)     $             -      $        (0.004)
===================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                            22,800,000           22,800,000           22,800,000
===================================================================================================================












   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

=================================================================================================================
                                                                                                     Cumulative
                                                          For the Three        For the Three        Amounts From
                                                           Month Period         Month Period          Inception
                                                               Ended               Ended                  To
                                                        January 31, 2004     January 31, 2005     January 31,2005
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss)                                          $      (12,424)     $       (4,409)      $      (81,280)
   Adjustments to reconcile net (loss) to net cash
   (used) by operating activities
   Stock issued for costs and expenses                            -                   -                  1,400
   Interest payable-related                                       109                 271                1,104

   Change in non-cash working capital item:
   Increase (decrease) in accounts payable and                 (1,707)             (9,280)              14,094
    accrued liabilities
   Increase in due to related party                               -                   175                1,541
                                                       ---------------     ---------------      ---------------

   Net cash (used) by operating activities                    (14,022)            (13,243)             (63,141)
                                                       ---------------     ---------------      ---------------


CASH FLOWS FROM INVESTING
ACTIVITIES
   Purchase of undeveloped mineral property                       -                   -                   (811)
                                                       ---------------     ---------------      ---------------
   Net cash (used) in investing activities                        -                   -                   (811)
                                                       ---------------     ---------------      ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES
   Loans payable to related parties                            25,000              12,441               37,441
   Repayment of loan to related party                             -                   -                 (3,000)
   Sale of common stock                                           -                   -                 30,000
                                                       ---------------     ---------------      ---------------

   Net cash provided by financing activities                   25,000              12,441               64,441


NET (DECREASE) INCREASE IN CASH                                10,978                (802)                 489


CASH, BEGINNING OF PERIODS                                      8,076               1,291                  -
                                                       ---------------     ---------------      ---------------

CASH, END OF PERIODS                                   $       19,054      $          489       $          489
=================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   STOCK ISSUED FOR COSTS AND EXPENSES                 $          -        $          -         $        1,400
                                                       ---------------     ---------------      ---------------

   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2005
(Unaudited)
================================================================================

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

         The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended January 31, 2005 are not necessarily indicative of the operating results for the entire year.

         We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended October 31, 2004.

         The results of operations for the three months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.

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

3.       RELATED PARTY TRANSACTIONS

         During the three months ended January 31, 2005, the Company entered into the following transactions with related parties:

         a) The President of the Company paid $175 in expenses on behalf of the Company, which are included in due to related party at January 31, 2005.

         b) In January 2005, the President of the Company advanced $12,441 ($15,600 CDN) to the Company. The loan is due June 30, 2005 with interest of 6% per annum.

         c)   Incurred accrued interest expense of $271 on related party loans.

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

         Accordingly, we anticipate spending approximately $15,000 to $18,000 over the next twelve months in pursuing our stated plan of operations. While we have a commitment from Ken Cabianca, our sole officer, to loan up to $100,000 to cover our expenses, we are pursuing other sources of funding. As described elsewhere in this report, Mr. Cabianca loaned us $12,441 in January 2005.

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

         For the three months ended January 31, 2004 and 2005, we incurred losses of $12,424 and $4,409, respectively. Most of our expenses for the three-month period ending January 31, 2005 were legal and accounting expenses related to compliance with our SEC reporting requirements. Expenses for the 2004 period included $4,833 for mineral exploration costs, as well as legal and accounting expenses.

         Our accumulated deficit through January 31, 2005 was $81,280.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $489 and a working capital deficit of $50,691 as of January 31, 2005, as compared to cash of $1,291 and a working capital deficit of $23,449 as of October 31, 2004. We used cash of $13,243 for operating activities during the three months ended January 31, 2005. Cash was provided by a $12,441 loan from our president, Ken Cabianca.

         Since inception, we have financed all of our activities through the sale of common stock ($30,000) and loans from related parties ($34,441 net of repayment). At January 31, 2005, $35,545 was owed to the related parties.

GOING CONCERN

         The report of our independent auditors on the financial statements for the year ended October 31, 2004, included an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have suffered losses since inception and have not yet commenced principal operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional funding to engage in further exploration of our mineral claims or to commence principal operations. Even if we were able to commence principal operations, there is no assurance that such operations would be profitable.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of January 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the sole officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         During the fiscal quarter ended January 31, 2005, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS

         A)       EXHIBITS

--------------------------------------------------------------------------------
REGULATION                                                            SEQUENTIAL
S-B NUMBER                       EXHIBIT                             PAGE NUMBER
--------------------------------------------------------------------------------
   3.1         Articles of Incorporation, as amended (1)                  N/A
--------------------------------------------------------------------------------
   3.2         Bylaws (1)                                                 N/A
--------------------------------------------------------------------------------
   3.3         Certificate of Change Pursuant to NRS 78.209 (2)           N/A
--------------------------------------------------------------------------------
  10.1         Confirmation of an agreement with Leroy Halterman          N/A
               dated February 3, 2003 (1)
--------------------------------------------------------------------------------
  10.2         Receipt of Assignment of Property for Kendra #1-8          N/A
               claims from the Bureau of Land Management dated
               February 28, 2003 (1)
--------------------------------------------------------------------------------
  10.3         Assignment of Property - Antelope Pass Project, as         N/A
               filed and recorded by Hidalgo County, New Mexico,
               on January 7, 2003 (1)
--------------------------------------------------------------------------------
  10.4         Notice of Intent to Hold Kendra #1-8, Lode Mining          N/A
               Claims dated August 23, 2002, by Leroy Halterman (1)
--------------------------------------------------------------------------------
  10.5         Promissory note to Marc Cabianca dated December 18,        N/A
               2003 (3)
--------------------------------------------------------------------------------
  10.6         Loan commitment from Ken Cabianca dated November           N/A
               26, 2003 (3)
--------------------------------------------------------------------------------
  10.7         Promissory note to Kenneth A. Cabianca dated               N/A
               January 26, 2005 (4)
--------------------------------------------------------------------------------
  31.1         Rule 15d-14(a) Certification                               12
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION                                                            SEQUENTIAL
S-B NUMBER                       EXHIBIT                             PAGE NUMBER
--------------------------------------------------------------------------------
  32.1         Certification Pursuant to 18 U.S.C. Section 1350           13
               as Adopted Pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002
--------------------------------------------------------------------------------
----------------------
(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-1, file no. 333-102441.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended October 31, 2003, filed February 4, 2004.
(4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended October 31, 2004, filed February 10, 2005.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BRINX RESOURCES LTD.
                                          (Registrant)


Date:   March 14, 2005                    By:  /s/ KENNETH A. CABIANCA
                                             -----------------------------------
                                              Kenneth A Cabianca, President
                                              (Principal financial officer)