Form 10QSB
period 2005-04-30
BRINX RESOURCES LTD
filed 2005-06-14
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended: April 30, 2005

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ___________________ to ________________

                        Commission file number 333-102441

                              BRINX RESOURCES LTD.
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                      98-0388682
   (State or other jurisdiction of                       (IRS Employer
           incorporation)                             Identification No.)

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
            22,800,000 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                  JUNE 14, 2005

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                -----    -----

                              BRINX RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                 APRIL 30, 2005






                                                                           PAGE
Financial Information

   Balance Sheets
     October 31, 2004 and April 30, 2005 (unaudited)                         3

   Statements of Operations
     Six Months Ended April 30, 2004 and 2005 and
     Cumulative Amounts from Inception to April 30, 2005 (unaudited)         4

   Statements of Operations
     Three Months Ended April 30, 2004 and 2005 (unaudited)                  5

   Statements of Cash Flows for the Six Months Ended
     April 30, 2004 and 2005 and Cumulative Amounts from
     Inception to April 30, 2005 (unaudited)                                 6

   Notes to Financial Statements                                             7

BRINX RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEET

==================================================================================================================

                                                                                  October 31,      April 30, 2005
                                                                                         2004         (Unaudited)
------------------------------------------------------------------------------------------------------------------
ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                                    $      1,291        $        237
                                                                                -------------       -------------

   Total Current Assets                                                                1,291                 237

UNDEVELOPED MINERAL PROPERTY                                                             811                 811
                                                                                -------------       -------------

TOTAL ASSETS                                                                    $      2,102        $      1,048
==================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                     $     23,374        $     20,722
      Due to related party                                                             1,366               1,541
      Loans payable to related parties (Note 3)                                            -              36,053
                                                                                -------------       -------------

   Total Current Liabilities                                                          24,740              58,316

LOANS PAYABLE TO RELATED PARTIES (Note 3)                                             22,833                   -
                                                                                -------------       -------------

TOTAL LIABILITIES                                                                     47,573              58,316
                                                                                -------------       -------------


STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.01 par value; authorized - 1,000,000 shares
      Issued - none
   Common stock - $0.001 par value; authorized - 100,000,000 shares
      Issued and outstanding - 22,800,000 shares                                      22,800              22,800
   Capital in excess of par value                                                      8,600               8,600
   (Deficit) accumulated during the development stage                                (76,871)            (88,668)
                                                                                -------------       -------------

   Total stockholders' equity (deficit)                                              (45,471)            (57,268)
                                                                                -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $      2,102        $      1,048
=================================================================================================================



   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

=======================================================================================================================

                                                                                                             Cumulative
                                                                                                           Amounts From
                                                               For the Six Month    For the Six Month         Inception
                                                                    Period Ended         Period Ended                To
                                                                  April 30, 2004       April 30, 2005     April 30,2005
-----------------------------------------------------------------------------------------------------------------------

REVENUES                                                       $              -     $              -      $           -
                                                               -----------------    -----------------     --------------


EXPENSES
  General and Administrative                                             18,635               11,018             78,849
  Interest expense -related                                                 319                  779              1,612
  Mineral Exploration Costs                                               6,324                    -              8,207
                                                              ------------------    -----------------     --------------


NET (LOSS)                                                    $         (25,278)    $        (11,797)     $     (88,668)
========================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                             $          (0.001)    $         (0.001)     $      (0.004)
========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                    22,800,000           22,800,000         22,800,000
========================================================================================================================





   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

==========================================================================================================

                                                                      For the Three         For the Three
                                                                 Month Period Ended    Month Period Ended
                                                                     April 30, 2004        April 30, 2005
----------------------------------------------------------------------------------------------------------

REVENUES                                                          $              -      $              -
                                                                  -----------------     -----------------

EXPENSES
   General and Administrative                                                11,153                6,880
   Interest expense -related                                                    210                  508
   Mineral Exploration Costs                                                  1,491                    -
                                                                  -----------------    -------------------


NET (LOSS)                                                        $         (12,854) $            (7,388)
==========================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                                 $          (0.001)        $          -
==========================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                        22,800,000           22,800,000
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

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

==========================================================================================================================

                                                                                                               Cumulative
                                                                                                             Amounts From
                                                                For the Six Month    For the Six Month          Inception
                                                                     Period Ended         Period Ended                 To
                                                                   April 30, 2004       April 30, 2005      April 30,2005
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                    $        (25,278)    $        (11,797)    $       (88,668)
  Adjustments to reconcile net (loss) to net cash
  (used) by operating activities
     Stock issued for costs and expenses                                       -                    -               1,400
     Interest payable- related                                               319                  779               1,612

  Change in non-cash working capital item:
     Increase (decrease) in accounts payable and accrued
     Liabilities                                                           2,627               (2,652)             20,722
     Increase in due to related party                                          -                  175               1,541
                                                                -----------------    -----------------    -----------------

  Net cash (used) by operating activities                                (22,332)             (13,495)            (63,393)
                                                                -----------------    -----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of undeveloped mineral property                                     -                    -                (811)
                                                                -----------------    -----------------    ----------------

  Net cash (used) in investing activities                                      -                    -                (811)
                                                                -----------------    -----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans payable to related parties                                        25,000               12,441              37,441
  Repayment of loan to related party                                      (3,000)                   -              (3,000)
  Sale of common stock                                                         -                    -              30,000
                                                                -----------------    -----------------    ----------------

  Net cash provided by financing activities                               22,000               12,441              64,441
                                                                -----------------    -----------------    ----------------

NET (DECREASE) INCREASE IN CASH                                             (332)              (1,054)                237


CASH, BEGINNING OF PERIODS                                                 8,076                1,291                   -
                                                                -----------------    -----------------    ----------------

CASH, END OF PERIODS                                            $          7,744     $            237     $           237
==========================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR COSTS AND EXPENSES                             $              -     $              -     $         1,400
                                                                -----------------    -----------------    ----------------


   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2005
(Unaudited)
================================================================================

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

         The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended April 30, 2005 are not necessarily indicative of the operating results for the entire year.

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

         The results of operations for the six months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.

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

3.       RELATED PARTY TRANSACTIONS

         During the six months ended April 30, 2005, the Company entered into the following transactions with related parties:

         a) The President of the Company paid $175 in expenses on behalf of the Company, which are included in due to related party at April 30, 2005.
         b) In January 2005, the President of the Company advanced $12,441 ($15,600 CDN) to the Company. The loan is due June 30, 2005 with interest of 6% per annum.
         c) Accrued interest expense of $779 on loans payable to related parties.

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

         For the three months ended April 30, 2004 and 2005, we incurred losses of $12,854 and $7,388, respectively. For the six months ended April 30, 2004 and 2005, we incurred losses of $25,278 and $11,797. We did not incur any mineral exploration costs for the 2005 periods; all of the expenses were for legal, accounting, and administrative expenses.

         Our accumulated deficit through April 30, 2005 was $88,668.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $237 and a working capital deficit of $58,079 as of April 30, 2005, as compared to cash of $1,291 and a working capital deficit of $23,449 as of October 31, 2004. We used cash of $13,495 for operating activities during the six months ended April 30, 2005. Cash was provided by a $12,441 loan from our president, Ken Cabianca.

         Since inception, we have financed all of our activities through the sale of common stock ($30,000) and loans from related parties ($34,441 net of repayment). At April 30, 2005, $37,594 was owed to the related parties.

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

FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by us in periodic press releases and oral statements made by our officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements of to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) government regulations particularly those related to the mining industry; (5) required accounting changes; (6) disputes or claims regarding our property interests; and (7) other factors over which we have little or no control.

ITEM 3.  CONTROLS AND PROCEDURES

         As of April 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the sole officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         During the fiscal quarter ended April 30, 2005, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS

         A)       EXHIBITS

--------------------------------------------------------------------------------
REGULATION                                                            SEQUENTIAL
S-B NUMBER                         EXHIBIT                           PAGE NUMBER
--------------------------------------------------------------------------------
   3.1         Articles of Incorporation, as amended (1)                 N/A
--------------------------------------------------------------------------------
   3.2         Bylaws (1)                                                N/A
--------------------------------------------------------------------------------
   3.3         Certificate of Change Pursuant to NRS 78.209 (2)          N/A
--------------------------------------------------------------------------------
  10.1         Confirmation of an agreement with Leroy Halterman         N/A
               dated February 3, 2003 (1)
--------------------------------------------------------------------------------
  10.2         Receipt of Assignment of Property for Kendra #1-8         N/A
               claims from the Bureau of Land Management dated
               February 28, 2003 (1)
--------------------------------------------------------------------------------
  10.3         Assignment of Property - Antelope Pass Project, as        N/A
               filed and recorded by Hidalgo County, New Mexico, on
               January 7, 2003 (1)
--------------------------------------------------------------------------------
  10.4         Notice of Intent to Hold Kendra #1-8, Lode Mining         N/A
               Claims dated August 23, 2002, by Leroy Halterman (1)
--------------------------------------------------------------------------------
  10.5         Promissory note to Marc Cabianca dated December           N/A
               18, 2003 (3)
--------------------------------------------------------------------------------
  10.6         Loan commitment from Ken Cabianca dated November 26,      N/A
               2003 (3)
--------------------------------------------------------------------------------
  10.7         Promissory note to Kenneth A. Cabianca dated January      N/A
               26, 2005 (4)
--------------------------------------------------------------------------------
  31.1         Rule 15d-14(a) Certification                               13
--------------------------------------------------------------------------------
  32.1         Certification Pursuant to 18 U.S.C. Section 1350           14
               as Adopted Pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002
--------------------------------------------------------------------------------

--------------------
(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-1, file no. 333-102441.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended October 31, 2003, filed February 4, 2004.
(4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended October 31, 2004, filed February 10, 2005.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BRINX RESOURCES LTD.


June 13, 2005                           By:   /S/ KENNETH A. CABIANCA
                                           -------------------------------------
                                              Kenneth A. Cabianca, President
                                              (Principal financial officer)