Form 10QSB
period 2005-07-31
BRINX RESOURCES LTD
filed 2005-09-14
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: July 31, 2005

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

                 820 PIEDRA VISTA ROAD NE, ALBUQUERQUE, NM 87123
               (Address of principal executive offices)(Zip Code)

                                 (505) 250-9992
                           (Issuer's telephone number)

            4519 WOODGREEN DRIVE, WEST VANCOUVER, B.C. V7S 2T8 CANADA (Former name or former address, if changed since last report)

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
            23,300,000 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                               SEPTEMBER 14, 2005

Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                               -----    -----

                              BRINX RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                  JULY 31, 2005


                                                                            PAGE
Financial Information

  Balance Sheets
    October 31, 2004 and July 31, 2005 (unaudited)                            3

  Statements of Operations
    Nine Months Ended July 31, 2004 and 2005 and
    Cumulative Amounts from Inception to July 31, 2005 (unaudited)            4

  Statements of Operations
    Three Months Ended July 31, 2004 and 2005  (unaudited)                    5

  Statements of Cash Flows for the Nine Months Ended
    July 31, 2004 and 2005 and Cumulative Amounts from
    Inception to July 31, 2005 (unaudited)                                    6

  Notes to Financial Statements                                               7

BRINX RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEET

=================================================================================================================

                                                                                   October 31,     July 31, 2005
                                                                                          2004       (Unaudited)
-----------------------------------------------------------------------------------------------------------------
ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                                    $        1,291     $           -
                                                                                ---------------    --------------

   Total Current Assets                                                                  1,291                 -

UNDEVELOPED MINERAL PROPERTY                                                               811               811
                                                                                ---------------    --------------
TOTAL ASSETS                                                                    $        2,102     $         811
=================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Bank overdraft                                                               $            -     $           4
   Accounts payable and accrued liabilities                                             23,374            20,689
      Due to related party                                                               1,366             1,541
      Loans payable to related parties (Note 3)                                              -            38,469
                                                                                ---------------    --------------

   Total Current Liabilities                                                            24,740            60,703

LOANS PAYABLE TO RELATED PARTIES (Note 3)                                               22,833                 -
                                                                                ---------------    --------------

TOTAL LIABILITIES                                                                       47,573            60,703
                                                                                ---------------    --------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.01 par value; authorized - 1,000,000 shares
     Issued - none
   Common stock - $0.001 par value; authorized - 100,000,000 shares
     Issued and outstanding - 22,800,000 shares                                         22,800            22,800
   Capital in excess of par value                                                        8,600             8,600
    (Deficit) accumulated during the development stage                                 (76,871)          (91,292)
                                                                                ---------------    --------------

   Total stockholders' equity (deficit)                                                (45,471)          (59,892)
                                                                                ---------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $        2,102     $        811
=================================================================================================================


   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

===========================================================================================================================
                                                                For the Nine          For the Nine               Cumulative
                                                                Month Period          Month Period             Amounts From
                                                                       Ended                 Ended                Inception
                                                               July 31, 2004         July 31, 2005                       To
                                                                                                              July 31, 2005
---------------------------------------------------------------------------------------------------------------------------

REVENUES                                                       $           -         $          -            $           -
                                                               --------------        -------------           --------------

EXPENSES
    General and Administrative                                        21,210               13,092                   80,923
    Interest expense -related                                            512                1,329                    2,162
    Mineral Exploration Costs                                          6,324                    -                    8,207
                                                               --------------        -------------           --------------

NET (LOSS)                                                     $     (28,046)        $    (14,421)           $     (91,292)
===========================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                              $      (0.001)        $     (0.001)           $      (0.004)
===========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                 22,800,000           22,800,000               22,800,000
===========================================================================================================================














   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

=============================================================================================================================

                                                                                          For the Three        For the Three
                                                                                     Month Period Ended   Month Period Ended
                                                                                          July 31, 2004        July 31, 2005
-----------------------------------------------------------------------------------------------------------------------------

REVENUES                                                                            $                -   $                -
                                                                                    -------------------  -------------------


EXPENSES
    General and Administrative                                                                   2,575                2,074
    Interest expense -related                                                                      193                  550
    Mineral Exploration Costs                                                                        -                    -
                                                                                    -------------------  -------------------

NET (LOSS)                                                                          $           (2,768)  $           (2,624)
=============================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                                                   $                -   $                -
=============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                                           22,800,000           22,800,000
=============================================================================================================================















   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

==========================================================================================================================
                                                                For the Nine Month   For the Nine Month         Cumulative
                                                                      Period Ended         Period Ended       Amounts From
                                                                     July 31, 2004        July 31, 2005          Inception
                                                                                                                        To
                                                                                                             July 31, 2005
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                     $        (28,046)    $        (14,421)    $       (91,292)
   Adjustments  to reconcile net (loss) to net cash (used) by operating activities
     Stock issued for costs and expenses                                        -                    -               1,400
     Interest payable- related                                                512                1,329               2,162

  Changes in Assets and Liabilities:
  Increase in bank overdraft                                                    -                    4                   4
   Increase   (decrease)  in  accounts  payable  and  accrued                 898               (2,685)             20,689
   liabilities
  Increase in due to related party                                              -                  175               1,541
                                                                 -----------------    -----------------    ----------------

  Net cash (used) by operating activities                                 (26,636)             (15,598)            (65,496)
                                                                 -----------------    -----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of undeveloped mineral property                                      -                    -                (811)
                                                                 -----------------    -----------------    ----------------

  Net cash (used) in investing activities                                       -                    -                (811)
                                                                 -----------------    -----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans payable to related parties                                         25,000               14,307              39,307
   Repayment of loan to related party                                      (3,000)                   -              (3,000)
  Sale of common stock                                                          -                    -              30,000
                                                                 -----------------    -----------------    ----------------

  Net cash provided by financing activities                                22,000               14,307              66,307
                                                                 -----------------    -----------------    ----------------

NET (DECREASE) INCREASE IN CASH                                            (4,636)              (1,291)                  -

CASH, BEGINNING OF PERIODS                                                  8,076                1,291                   -
                                                                 -----------------    -----------------    ----------------

CASH (OVERDRAFT), END OF PERIODS                                 $          3,440     $              -     $             -
===========================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR COSTS AND EXPENSES                              $              -     $              -     $         1,400
                                                                 -----------------    -----------------    ----------------


   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2005
(Unaudited)
================================================================================

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

         The results of operations for the nine months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.

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

3.       RELATED PARTY TRANSACTIONS

         During the nine months ended July 31, 2005, the Company entered into the following transactions with related parties:

         a) Ken Cabianca, a director of the Company paid $175 in expenses on behalf of the Company, which are included in due to related party at July 31, 2005.

         b) In January 2005, Ken Cabianca advanced $12,441 ($15,600 CDN) to the Company. The loan is due December 31, 2005 with interest of 6% per annum.

         c) From May 2005 to July 2005 Ken Cabianca advanced a total of CDN$1,500 and US$670 to the Company. These loans are due December 31, 2005 with interest of 6% per annum.

         d) Accrued interest expense of $1,329 on loans payable to related parties.

4.       SUBSEQUENT EVENTS

         Subsequent to July 31, 2005:

         a) Effective August 9, 2005, Ken Cabianca resigned as president, secretary and treasurer of the Company. He remains a director.

         b)  Effective   August  9,  2005,  Leroy  Halterman  was  appointed  as
             director, president, secretary and treasurer of the Company.

         c) Effective August 9, 2005, the Company granted Leroy Halterman the option to purchase 200,000 shares of the Company's common stock at a price of US$1.00 per share, such option to expire two years from the grant date.

         d) Effective August 10, 2005, the Company entered into a letter agreement with Ranken Energy Corporation, an Oklahoma corporation whereby the Company has acquired a 70% working interest in the Ranken Energy Corporation Owl Creek Prospect for a total buy-in cost of $211,750. The Company's working interest includes leasehold interests, two re-entry test wells, geologic expenses, brokerage costs, 3-D seismic usage, geophysical interpretations and overhead. The Company has also agreed to participate in drilling operations and related costs.

         e)  Effective   August  30,  2005,  Ken  Cabianca   extended  his  loan
             commitment to the Company until December 30, 2005.

         f) Effective August 30, 2005, pursuant to Regulation S promulgated by the Securities Exchange Commission under the Securities Act of 1933, the Company completed a private offering whereby it sold 500,00 units at a price of $2.00 per unit to Ritornello Group SA. Each such unit consists of one share of common stock and one warrant to acquire an additional share of common stock at a price of US$2.50 per share for a period of 24 months. The Company has received $929,993 in payment for the units and $70,007 is still owing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         On August 9, 2005, we added Leroy Halterman as director, president, secretary and treasurer of the Company. A graduate of the Missouri School of Mines with a BS degree in geology, Mr. Halterman brings over 37 years of geology experience to the Company. He is registered as a geologist in Wyoming and is licensed as a geologist in Texas. Also on that date, Ken Cabianca resigned as president, secretary and treasurer of the Company. Mr. Cabianca will remain as a director of the company.

         On August 10, 2005, we entered into a letter agreement with Ranken Energy Corporation, an Oklahoma corporation, whereby we acquired a 70% working interest in the Ranken Energy Corporation Owl Creek Prospect (the "Owl Creek Prospect") for a total buy-in cost of $211,750. Our working interest includes leasehold interests, two re-entry test wells, geologic expenses, brokerage costs, 3-D seismic usage, geophysical interpretations, and overhead. We will also participate in drilling operations.

         On August 30, 2005, the Company completed a private placement of 500,000 Units at $2.00 per Unit for gross $1,000,000. Each Unit consists of a share of common stock and one common stock purchase warrant exercisable for a period of two years from the date of issuance of the 500,000 shares of common stock. The funds from the placement have provided us with the working capital necessary to pursue the Owl Creek Prospect and to explore additional mineral claims opportunities.

         Having determined to focus our efforts on the Owl Creek Prospect, we have temporarily suspended the Antelope Pass Project. We will assess whether the results of Phase I of the Antelope Pass Project are sufficiently positive for us to proceed with Phase II of the exploration program.

         We have a commitment from Ken Cabianca, a director of the Company, to loan up to $100,000 to cover our expenses, such commitment to expire on December 30, 2005. As described elsewhere in this report, Mr. Cabianca loaned us $12,441 in January 2005 and an additional $1,865 during May to July 2005. The commitment from Mr. Cabianca is in writing. His commitment may not be enforceable, as we have not given any consideration to Mr. Cabianca to make it a binding agreement. However, we believe it likely that Mr. Cabianca will fulfill this commitment.

         In addition to the private placement and Cabianca commitment, we will continue to pursue other sources of funding.

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

         For the three months ended July 31, 2004 and 2005, we incurred losses of $2,768 and $2,624, respectively. For the nine months ended July 31, 2004 and 2005, we incurred losses of $28,046 and $14,421. We did not incur any mineral exploration costs for the 2005 periods; all of the expenses were for legal, accounting, and administrative expenses.

         Our accumulated deficit through July 31, 2005 was $91,292.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $0 and a working capital deficit of $60,703 as of July 31, 2005, as compared to cash of $1,291 and a working capital deficit of $23,449 as of October 31, 2004. We used cash of $15,598 for operating activities during the nine months ended July 31, 2005.

         Since inception, we have financed all of our activities through the sale of common stock ($30,000, not to include the proceeds from the August 30, 2005 private placement) and loans from related parties ($36,307 net of repayment). At July 31, 2005, $40,010 was owed to the related parties.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of July 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the sole officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         During the fiscal quarter ended July 31, 2005, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS

         A)  EXHIBITS

------------------------------------------------------------------------------------------------------------------
REGULATION                                                                                        SEQUENTIAL
S-B NUMBER                                         EXHIBIT                                       PAGE NUMBER
------------------------------------------------------------------------------------------------------------------
   3.1         Articles of Incorporation, as amended (1)<F1>                                        N/A
------------------------------------------------------------------------------------------------------------------
   3.2         Bylaws (1)<F1>                                                                       N/A
------------------------------------------------------------------------------------------------------------------
   3.3         Certificate of Change Pursuant to NRS 78.209 (2)<F2>                                 N/A
------------------------------------------------------------------------------------------------------------------
  10.1         Confirmation of an agreement with Leroy Halterman dated February 3, 2003 (1)<F1>     N/A
------------------------------------------------------------------------------------------------------------------
  10.2         Receipt of Assignment of Property for Kendra #1-8 claims from the Bureau of          N/A
               Land Management dated February 28, 2003 (1)<F1>
------------------------------------------------------------------------------------------------------------------
  10.3         Assignment of Property - Antelope Pass Project, as filed and recorded by             N/A
               Hidalgo County, New Mexico, on January 7, 2003 (1)<F1>
------------------------------------------------------------------------------------------------------------------
  10.4         Notice of Intent to Hold Kendra #1-8, Lode Mining Claims dated August 23,            N/A
               2002, by Leroy Halterman (1)<F1>
------------------------------------------------------------------------------------------------------------------
  10.5         Promissory note to Marc Cabianca dated December 18, 2003 (3)<F3>                     N/A
------------------------------------------------------------------------------------------------------------------
  10.6         Loan commitment from Ken Cabianca dated November 26, 2003 (3)<F3>                    N/A
------------------------------------------------------------------------------------------------------------------
  10.7         Promissory note to Kenneth A. Cabianca dated January 26, 2005 (4)<F4>                N/A
------------------------------------------------------------------------------------------------------------------
  10.8         Promissory note to Kenneth A. Cabianca dated May 11, 2005                             13
------------------------------------------------------------------------------------------------------------------




------------------------------------------------------------------------------------------------------------------
REGULATION                                                                                        SEQUENTIAL
S-B NUMBER                                         EXHIBIT                                       PAGE NUMBER
------------------------------------------------------------------------------------------------------------------
  10.9         Promissory note to Kenneth A. Cabianca dated June 22, 2005                            15
------------------------------------------------------------------------------------------------------------------
  10.10        Promissory note to Kenneth A. Cabianca dated July 25, 2005                            17
------------------------------------------------------------------------------------------------------------------
  10.11        Letter Agreement with Ranken Energy dated August 10, 2005                             19
------------------------------------------------------------------------------------------------------------------
  10.12        Allonge to promissory note to Kenneth A. Cabianca dated August 30, 2005               22
------------------------------------------------------------------------------------------------------------------
  31.1         Rule 15d-14(a) Certification                                                          24
------------------------------------------------------------------------------------------------------------------
  32.1         Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to               25
               Section 906 of the Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------------------------------------------
-----------------

(1)<F1> Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-1, file no. 333-102441.
(2)<F2> Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3)<F3> Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended October 31, 2003, filed February 4, 2004.
(4)<F4> Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended October 31, 2004, filed February 10, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BRINX RESOURCES LTD.
                                       (Registrant)


Date:   September 14, 2005             By:      /s/ Leroy Halterman
                                          --------------------------------------
                                          Leroy Halterman, President
                                          (Principal financial officer)