Form 10KSB
period 2005-10-31
BRINX RESOURCES LTD
filed 2006-02-14
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended October 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    ------------------   --------------

                       Commission file number: 333-102441

                              BRINX RESOURCES LTD.
                 (Name of small business issuer in its charter)

                  NEVADA                                98-0388682
(State or other jurisdiction of incorporation        (I.R.S. Employer
             or organization)                       Identification No.)

                 820 PIEDRA VISTA ROAD NE, ALBUQUERQUE, NM 87123
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (505) 250-9992

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

State issuer's revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $29,217,149 AS OF JANUARY 30, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,591,392 AS OF JANUARY 30, 2006

Transitional Small Business Disclosure Format (Check one):  Yes     ;  No  X
                                                               -----     -----

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report includes "forward-looking statements." All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for precious metals, the price of gold, currency exchange rates, the weather, inflation, the availability of goods and services, mining risks, oil and gas drilling risks, general economic conditions (either internationally or nationally or in the jurisdictions in which we are doing business), legislative or regulatory changes (including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations), the securities or capital markets and other factors disclosed under "Item 6. Management's Discussion and Analysis or Plan of Operation," "Item 2. Description of Property" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Brinx Resources Ltd. (the "Company") is a development stage company engaged in the acquisition and exploration of mineral and oil and gas properties. As described below, we own a 70% working interest in the Ranken Energy Corporation Owl Creek Prospect, an oil re-entry prospect in McClain Co., Oklahoma (the "Owl Creek Prospect"). Also described below, we have a 40% working interest in the Three Sand Project, an oil and gas asset in Noble County, Oklahoma (the "Three Sand Project"). Lastly, we own eight mineral claims in Hidalgo County, New Mexico (the "Antelope Pass Project"). We have suspended the Antelope Pass Project in order to focus on the Owl Creek Prospect and Three Sand Project. We cannot assure you that there are commercially viable oil or gas resources on our Owl Creek Prospect or Three Sand Project, nor can we assure you that a commercially viable mineral deposit exists on our mineral claims.

At October 31, 2004 the Company's focus was on its undeveloped mineral interests and was considered, at that time, to be a mining company in the exploration stage. With the change in focus to the undeveloped oil and gas interests, at October 31, 2005, the Company is considered to be a development stage company. Our plan of operations is to continue to produce commercial quantities of oil and gas in connection with the Three Sand Project and to drill re-entries to test the oil and gas productive capabilities of the Owl Creek Prospect. As noted above, we have suspended our efforts on the Antelope Pass Project in order to focus on the Owl Creek Prospect and Three Sand Project. We cannot provide assurance to investors that our oil and gas projects or our mineral claims contain commercially exploitable resources.

BACKGROUND

         Brinx Resources Ltd. was organized under the laws of the State of Nevada on December 23, 1998, to explore mining claims and property in New Mexico. As of the date of this report, we have conducted only limited operations. Due to the price of gold from December 1998 to September 2002, we did not proceed with our business plan during that period. We purchased eight mining claims in connection with the Antelope Pass Project in Hidalgo County, New Mexico in September 2002. We own a 100% interest in the Antelope Pass Project. We have suspended our efforts on the Antelope Pass Project.

         On August 10, 2005, we entered into a letter agreement with Ranken Energy Corporation, an Oklahoma corporation, whereby we acquired a 70% working interest in the Owl Creek Prospect for a total buy-in cost of $211,750. A "working interest" is an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. Our working interest in the Owl Creek Prospect includes leasehold interests, two re-entry test wells, geologic expenses, brokerage costs, 3-D seismic usage, geophysical interpretations, and overhead. We will also participate in drilling operations and related costs.

         On October 6, 2005, we entered into a letter agreement with Vector Exploration, Inc., an Oklahoma corporation, whereby we acquired a 40% working interest in the Three Sand Project for a total buy-in cost of $88,000. Our working interest includes leasehold interests, one re-entry production well, and two drilling wells. We will also participate in drilling operations and related costs.

         We are a development stage company and we cannot assure you that that our oil and gas projects or our mineral claims contain commercially exploitable resources.

PROPERTY ACQUISITIONS

         In September 2002, we acquired a 100% interest in leases on unpatented lode mining claims in the Antelope Pass Project, located in the Hidalgo County, New Mexico, from Leroy Halterman, at that time, a non-affiliate of our company, for $811. The Antelope Pass Project consists of the Kendra 1 through Kendra 8 mineral claims. Unpatented claims are mining claims for which the holder has no patent, or document that conveys title. A lode is a mineral deposit in consolidated rock as opposed to a placer deposit, which is a deposit of sand or gravel that contains particles of gold, ilmenite, gemstones, or other heavy minerals of value. We have suspended our efforts on the Antelope Pass Project.

         On August 10, 2005, we entered into a letter agreement with Ranken Energy Corporation, an Oklahoma corporation, whereby we acquired a 70% working interest in the Owl Creek Prospect for a total buy-in cost of $211,750. Our working interest includes leasehold interests, two re-entry test wells, geologic expenses, brokerage costs, 3-D seismic usage, geophysical interpretations, and overhead. We also agreed to participate in drilling operations and related costs.

         On October 6, 2005, we entered into a letter agreement with Vector Exploration, Inc., an Oklahoma corporation, whereby we acquired a 40% working interest in the Three Sand Project for a total buy-in cost of $88,000. Our working interest includes leasehold interests, one re-entry production well, and two drilling wells. We also agreed to participate in drilling operations and related costs.

COMPETITION

         Oil and gas exploration, mineral exploration and acquisition of undeveloped properties are highly competitive and speculative businesses. We compete with a number of other companies, including major mining and oil and gas companies and other independent operators that are more experienced and which have greater financial resources. We do not hold a significant competitive position in either the mining industry or the oil and gas industry.

COMPLIANCE WITH GOVERNMENT REGULATION

         We will be required to conduct all mineral exploration activities in accordance with the Bureau of Land Management of the United States Department of the Interior. If we proceed with our Antelope Pass Project, we will be required to obtain a permit prior to the initiation of exploration. To obtain a permit we will have to submit a plan of operation as part of our permit application.

         Additionally, we are required file an Oklahoma Form 1000 and pay $100 to obtain state permits for oil and gas drill sites on private lands. Although we do not presently hold any interest in leases on state or federal lands, in the future we may be required to obtain environmental assessments in connection with wildlife impacts or archeological clearances.

         If our activities should advance to the point where we are engaging in significant intrusive mining or oil and gas operations, we could become subject to environmental regulations promulgated by federal, state, and local government agencies. Environmental legislation further provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailings disposal areas, which would also result in environmental pollution. Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain oil and gas exploration operations, such as spills and blowouts, which would result in environmental pollution.

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

EMPLOYEES

         On August 9, 2005, Ken Cabianca resigned as our president, secretary and treasurer. Mr. Cabianca continues to serve as a director. Leroy Halterman, previously a consultant to the Company, was appointed as director, president, secretary and treasurer on August 9, 2005. Other than Mr. Halterman, we have no employees. As of the date of this report, Mr. Halterman receives a monthly salary of $5,000. Additionally, we employ Tydewell Consulting, a phone answering service located in North Vancouver, British Columbia, at a monthly cost of
CAD$2,675 (approximately US$2,325). We anticipate that we will be conducting most of our business through agreements with consultants and third parties. We have not entered into any arrangements or negotiations with any other consultants or third parties.


ITEM 2.  DESCRIPTION OF PROPERTY.

ANTELOPE PASS PROJECT

         LOCATION AND ACCESS. The Antelope Pass Project is located in west central Hidalgo County, New Mexico, approximately ten miles east of the New Mexico-Arizona border. The prospect lies in the Peloncillo Mountains, 35 miles southwest of Lordsburg, New Mexico. The closest major air service to the property is located in Tucson, Arizona. Access to the property is from Tucson traveling east via Interstate Highway 10 for approximately 130 miles to the Animas, New Mexico exit. From that exit, travel is south 20 miles on State
Highway 338 to the town of Animas and then west for seven miles via State Highway 9. The property can be reached on gravel roads and dirt tracks.

         The property is comprised of low hills and alluvial valleys, with elevations ranging from a low of 4,480 feet to a high of 4,580 feet. Vegetation is sparse and includes desert grasses, cacti, and creosote bushes. The prospect consists of eight unpatented lode mining claims totaling 160 acres, situated in Township 27 South, Range 20 West, Sections 18 and 19 and Township 27 South, Range 21 West, Sections 13 and 24. The claims are located on federal lands under the administration of the Bureau of Land Management (BLM). They are not subject to any royalties, but annual maintenance fees must be paid to the BLM of $125 per claim or a total of $1,000 for the entire claim block to keep them valid. Including federal and county filing fees, an expenditure of approximately $125 per claim for total payment of $1,000 per year for the entire claim block is required to keep the claims valid.

         Under the General Mining Law of 1872, which governs our mining claims and leases, we, as the holder of the claim, have the right to develop the minerals located in the land identified in the claim. We must pay an annual maintenance fee of $125 per claim to hold the claim. Claims can be held indefinitely with or without mineral production, subject to challenge if not developed. Using land under an unpatented mining claim for anything but mineral and associated purposes violates the General Mining Law of 1872.

         To date, we have expended $8,207 in connection with the Antelope Pass Project, including geological mapping, sampling and assaying. All of our present activities on the Antelope Pass property have been suspended in order to focus on the Owl Creek Prospect and the Three Sand Project.

OWL CREEK PROSPECT

         LOCATION AND ACCESS. The Owl Creek Prospect is a re-entry of the Morris
E. Stewart Johnson #1 and the Plymouth Oil Co. Powell #1 wells located two miles north-northwest of the town of Paoli in McClain Co., Oklahoma. This property can be reached by a paved county road and then by a short gravel road.

         PREVIOUS OPERATIONS AND HISTORY. The Owl Creek Prospect is a re-entry of the Morris E. Stewart Johnson #1 and the Plymouth Oil Co. Powell #1 wells. These re-entries will test the productive capabilities of the Trenton Viola section. Morris E. Stewart Operating Company drilled the Johnson #1 in the SE NW SE of Section 35 to test a Basal Oil Creek sand structure in 1999. The well found the Basal Oil Creek sands to be devoid of hydrocarbons. In drilling to the Basal Oil Creek sand, the Trenton Viola was penetrated and found to contain excellent shows of oil and gas. Nine feet of limestone porosity was encountered that averaged 8.5% to 9% with excellent microlog separation, indicating permeability. Water saturation calculations of 45% indicated potential for production from the Trenton. A mudlog unit was on the well while drilling and recorded a total gas analysis show of 170 units with 145 net units. The mudlogger recorded sample shows including; tan oil stain, yellow/white fluorescence, gassy, fair slow dispersing yellow/white cut, some secondary pore cavities with channeling and no visible water effect. This zone is highly prospective and should produce commercial quantities of oil and gas.

         The Trenton produces in many locations in the area. An excellent example of Trenton production is found in the Arnoldview Southeast Field located 6-1/2 miles west of the Owl Creek Prospect in Sections 26, 27, 34, and 35 of 5N-2W. The Trenton section in this field is slightly thicker but discontinuous and generally not as porous as in the two re-entry wells of the Owl Creek Prospect. The wells in the Arnoldview Southeast Field averaged over 47,000 BO per well. It should be noted that almost every well in this field was prematurely abandoned due to low oil prices during the energy price collapse of 1986 and 1987, leaving behind an estimated 13,000 BO to 20,000 BO per well at the time of plugging.

         Using proprietary 3-D seismic data, maps of the top of the Viola subsea and an isopach of the Trenton were constructed in the prospect area during 1996-1998. The subsea structure map of the Viola shows a major fault system cutting through Section 30-5N-1E and Sections 25, 26, 27, and 28 of 5N-1W with 600 to 900 feet of displacement. A strong nosing that plunges to the west represents a southern upthrown block next to the fault. The subsea Viola structure map honors the top of the Viola in all wells in the mapped area and closely approximates the 3-D time structure at the Viola top. The isopach map of the Trenton porosity shows this porosity trending in a northeast-southwest direction across the Johnson re-entry location. A trap occurs where the Trenton porosity drapes across the upthrown nose in Sections 25, 26, 35, and 36.

         In 1948, Plymouth Oil Co. drilled and plugged the Powell #1 in the NE SE SW of Section 25-5N-1W. No porosity log was run but using the short normal formula for determining porosity the Trenton in the well calculates approximately 13% porosity, giving a water saturation of 37%. The Powell #1 well should be productive of oil and gas from the Trenton and helps define the northeast limit of the reservoir. The Johnson #1 well defines the southwest limit of the reservoir, the fault defines the northeast limit, and the east limit is defined by the updip pinchout of the Trenton section. This indicates that multiple development locations are possible within the acreage of Owl Creek Prospect.

         The Upper Viola also has a good section of porosity. A total of 33 feet of 5% or better porosity was encountered with the top 9 feet having a 105-unit hydrocarbon show in the Johnson #1 well. Although this zone calculates marginally productive, the show could indicate a commercial quantity of oil and gas updip from the well.

It appears the Upper Viola show had some size behind it because after the initial show at 5646 feet the background gas readings on the mudlog remained high at 60 units for another 90 feet of drilling. This zone should be prospective updip to the north and east.

         The Johnson #1 well also encountered an Upper and a Lower Gibson sand (3rd Deese) when drilled. The 3rd Deese had a show at the top of the sand and is described by the mudlogger as having a trace of brown oil staining, dull yellow oil fluorescence, and fair streaming bright yellow cut. This sample show was probably at the top of the sand because the same sample description indicates the rest of the sand sample as being water wet. There was an increase in total gas to 70 units but the top of the show was not recorded because of maintenance work being done on the equipment. This show in the 3rd Deese could indicate the proximity to an oil accumulation updip to the east.

         A structure map constructed on the top of the 3rd Deese indicates the same strong nosing as the Viola structure with steep dip on the north flank of the nose replacing the fault. An isopach map of the Lower Gibson shows a large sand trend from northwest to southeast across the prospect area with the sand thinning to zero along this trend to the north of the Johnson #1 location. Several locations to the north and east of the Johnson #1 re-entry should be productive from the Lower Gibson (3rd Deese) sand.

         GEOLOGY OF SOUTH CENTRAL OKLAHOMA. The subsurface geology of the area adjacent to and within the Pauls Valley Uplift consists of the Arbuckle and Simpson Groups, the Viola Group, Sylvan Shale, Hunton Group, Woodford Shale, and the Deese, Hoxbar and Pontotoc Groups in ascending order. A regional unconformity progressively truncates older and older strata as one moves from west to east across Garvin County.

         ARBUCKLE GROUP. The Arbuckle Group of Cambrian through Ordovician time consists of thick basal sandstone overlain by massive carbonates. The group is comprised of the following formations in ascending order: Reagan Sand, McKenzie Hill, Cook Creek, Kinblade and West Spring Creek. A general lithological trend has been established with limestone predominating in the western portion of Garvin County, with interfingering dolomite stringers appearing in the vicinity of the Washita River, and with dolomites characterizing the group further east.

         Production has been established in the West Spring Creek Formation in southern Garvin County about 6-10 miles south and southeast of the prospect areas, but few wells have actually penetrated the entire sequence because of its great thickness. About 5,000 feet of Arbuckle Group remains unexplored within the Pauls Valley Uplift.

         SIMPSON GROUP. The Simpson Group overlies the Arbuckle Group. The Simpson contains the following formations in ascending order: The Joins, Oil Creek, McLish and Bromide Formations.

         The Joins Formation disconformably overlies the Arbuckle and consists of a transition zone from a pure carbonate to pure clastic sequence. Because of its gradual transitional character, it is extremely difficult to accurately distinguish in the subsurface. Production has been established from this formation 1.5 miles south of the prospect area. The Christie-Stewart Pool #1 tested 80 barrels of oil per hour from sand within this formation in Section 27-2N-1W about 12 miles south.

         The Oil Creek Formation unconformably overlies the Joins. It is generally composed of a basal sheet sand unit (100' - 110, thick) and an overlying thick shale unit (300' -350' thick), which is interbedded with limestone. The basal sand unit is massive; clear to white, medium grained, rounded, occasionally frosted, friable and quartzose. The general interpretation is that the sand is extremely mature because of its rounding and good sorting. The sand itself is so pure that it is mined to make glass, and when encountered as a petroleum reservoir, permeability's approach those of the Middle East with 1,100 md not being uncommon and in excess of 5,000 md has been seen in wells of the area. The sequence represents a transgression and is the simplest depositional unit of the Simpson Group.

         The McLish Formation lies disconformably on the Oil Creek Formation. Like the Oil Creek, the McLish can be divided into a thick basal sheet sand unit, and overlying shale interbedded with limestone. The basal sand unit is very similar to the Basal Oil Creek Sand. However, McLish lithology is highly variable. For example, in western Garvin County sand and limestone predominate; and in eastern Garvin County shale, sand, and limestone appear in roughly equal amounts. Facies changes, cementation, and pinchouts contribute to complicating the lithologic character of this formation. With various interbedded dolomites and shales, facies have been identified as Oil Creek

Oolitic Limestone, Basal McLish Sand, and 1st, 2nd, and 3rd McLish Sands. These all characterize extremely divergent depositional environments. Because little production within the McLish Formation has been established in Garvin County, it is probably the least understood of all formations within the Simpson Group.

         The Bromide Formation consists of the 3rd Bromide (Tulip Creek) unit, the 2nd Bromide or Massive Bromide Sand, the 1st Bromide Sand, and the Bromide Dense Limestone.

         The 3rd Bromide sand is called the Tulip Creek in outcrop, and, consequently, both terms are used interchangeably. The sand is commonly referred to as "Golf Ball" and probably is disconformable with both the underlying McLish and the overlying 2nd Bromide. When production is established from the 3rd Bromide, it is generally prolific.

         The 2nd Bromide sand, also called the Massive Bromide Sand, overlies the 3rd Bromide and is a thick, quartzose, off-white to buff, medium to coarse grained, sub rounded, friable sand. It is stratigraphically equivalent to the 2nd Wilcox Sand of eastern and northern Oklahoma. This sand reservoir is second in quality only to the Oil Creek sand. Production in excess of 250,000 barrels of oil per well is not uncommon in portions of Garvin County. The 2nd Bromide Sand is separated from the 3rd Bromide and from the overlying 1st Bromide by shale.

         The 1st Bromide is separated into a number of units designated as 1st Bromide "A", "B", etc. The occurrence of these sands is controlled by local facies changes. They produce on structure as well as in stratigraphic traps. These sands are also prolific oil and gas reservoirs within the area and wells can produce in excess of 250,000 barrels of oil per well.

         The Bromide Dense overlies the 1st Bromide zone. The lower part of this unit may be dolomitized and, if so, divided into two units. The Bromide Dolomite has proven to be an extremely good reservoir. The Bromide Dense, where fractured, has also proven productive.

         VIOLA AND HUNTON GROUPS. The Viola and Hunton limestones, which are separated by the Sylvan shale, represent two episodes of carbonate deposition following the conclusion of the Simpson period. Both limestones represent marine deposition of varying water depths and both are secondary objectives in the prospect areas. The presence of fracturing and secondary porosity greatly enhances the production in both zones. Both formations subcrop at the base of the Pennsylvanian in the prospect area, and are absent to the east. The period of exposure prior to Pennsylvanian deposition often resulted in porosity formation in the carbonates near the unconformity. In the area, the Trenton
Viola produces up to 50,000 barrels per well and is considered a promising secondary target.

         DEESE GROUP. The Deese Group consists of five or six sand bodies separated by shale which all produce as stratigraphic pinchouts or onlapping sequences against the westward sloping unconformity, as do the overlying, overlapping Tuley sands. These sand bodies have been given various names by local workers and, as a whole, are extremely difficult to correlate. They have produced tremendous volumes of oil in south central Oklahoma and the immediate area with some wells producing in excess of 200,000 barrels of oil or over 3 BCF of gas.

         The Dykeman Sand is a local name given to a sand body, which is deposited on eroded Viola Limestone and is overlain by the Hoxbar Group. It produces in several long, narrow fields in Garvin County and has the appearance of a barrier island bar sequence associated with transgressive seas.

         HOXBAR GROUP. The Hoxbar Group consists of the Brundidge, Bums, McKinney, and Hogshooter or Willie sands, in ascending order. These sands all appear to be onlapping sands similar to the Deese and all produce in Garvin County.

         PONTOTOC GROUP. The Pontotoc Group of Late Pennsylvania to Early Permian time overlies the Hoxbar and contains a number of sands derived from both the Arbuckle and Ouachita Mountains. A number of shallow wells produce from the Pontotoc on structural highs in Eastern Garvin County.

         PROPOSED PROGRAM OF EXPLORATION. Our proposed program of exploration is to drill re-entries of the Morris E. Stewart Johnson #1 and the Plymouth Oil Co. Powell #1 wells. These re-entries will test the productive capabilities of the Trenton Viola section. If oil and gas are discovered in commercially feasible quantities, we will commence development of the Owl Creek field. Initially, we intend to drill four wells within six months of this report and an additional five wells during the following six months on an 80-acre spacing unit, which will most likely not adequately drain the oil and gas reserves. Should this be the case then the field will be further developed on a 40-acre spacing unit.

         COST ESTIMATES INCLUDING PREVIOUS WORK. As of October 31, 2005, we have expended $575,804 in connection with the Owl Creek Prospect, including leasing and title examination.

         PRESENT ACTIVITIES. We are presently engaged in completing and testing the wells in connection with the Owl Creek Prospect.

THREE SAND PROJECT

         LOCATION AND ACCESS. The Three Sand Project is an oil and gas exploration project located in Noble County, Oklahoma. The property can be reached by Oklahoma State Highway 77 and then accessed by a secondary gravel and dirt road.

         PREVIOUS OPERATIONS AND HISTORY. The Three Sands Field was drilled on 10-acre spacing in the 1920s and 1930s and was very active in producing over 200 million barrels of oil and an unknown amount of gas from a six-section (3,800 acres) area. However, during this period, most wells were abandoned within twenty years as the wells became commercially unviable due to the lack of technology. In particular, during this period, technology was not available, as it is today, to handle high volumes of water and its subsequent disposal. Nor was it capable of drilling in areas where the tightness of rock limited flow.

         The primary target of this project is the Arbuckle, Wilcox and Viola Formations. These were the deep pay zones first discovered in the field, and in addition to the oil they produced, large amounts of water were eventually produced forcing the abandonment of the well. Today the water problem has been overcome with down hole electrical high volume pumps and adequate disposal wells, allowing continued exploration.

         GEOLOGY OF THE THREE SANDS PROJECT. Geologically this field is a balded structure in which a combination of structure and erosion has aided in producing the field. Pay zones in the project vary from the Arbuckle to the Pennsylvanian and are productive over a 5,000-foot interval that starts at less than one thousand feet from the surface. In a 2004 drill test, more than two-dozen pay zones were encountered (some of which have not been produced) which represent additional untapped reserves. These reserves were not of interest in the 1920s due to the lack of technology.

         PROPOSED  PROGRAM  OF  EXPLORATION.   We  plan  to  produce  commercial
quantities of oil and gas from Kodesh #2. Water produced from Kodesh #2, and other future production wells will be disposed of in the Kodesh #1 disposal well. We intend to drill up to five additional production wells over the next 12 months to increase oil and gas production. It is believed that the Kodesh #1 disposal well will accommodate water from four to five additional production wells and a new disposal well will not have to be drilled at present. It is believed that the current acreage position may have as many as 20 additional drill locations. We expect to complete a 3-D seismic survey whereby additional untested drill targets may be indicated.

         COST ESTIMATES INCLUDING PREVIOUS WORK. As of October 31, 2005, we have expended $350,994 in connection with the Three Sand Project, including leasing, title, drilling, and casing.

         PRESENT ACTIVITIES. The Kodesh #1 high volume water disposal well has been drilled to a depth of 5,683 feet and casing has been set. The Kodesh #1 well is equipped to be a high volume disposal well for other production wells in the Three Sands Project. Additionally, the Kodesh #2 has been drilled to a depth 4,305 feet and production casing has been set. Water produced from Kodesh #2, and other future production wells will be disposed of in the Kodesh #1 disposal well. Production testing of the Kodesh #2 well has commenced and as of the date of this filing is producing both oil and natural gas. Testing will continue for the next several months until the optimum production is reached and the well can be properly equipped.

OFFICE SPACE

         We are using the offices of Leroy Halterman, our sole officer, at no cost to us. These offices are located at 820 Piedra Vista Road NE, Albuquerque, NM 87123.


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

                                                         BID PRICES
2004 FISCAL YEAR
----------------
Quarter ending 10/31/04                          $0.57               $0.05

2005 FISCAL YEAR
----------------
Quarter ending 01/31/05                          $0.83               $0.51
Quarter ending 04/30/05                          $0.45               $0.45
Quarter ending 07/31/05                          $1.30               $1.00
Quarter ending 10/31/05                          $1.92               $1.84

         The above prices reflect a two-for-one stock split that was effected October 3, 2004.

         As of January 30, 2006, there were 37 record holders of our common stock. Since our inception, no cash dividends have been declared on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         On August 30, 2005, we completed a private placement of our common stock with Ritornello Group SA, a private investment company based in Panama City, Panama in the amount of $1,000,000 dollars. We issued 500,000 restricted units to Ritornello Group SA at the price of $2.00 per unit. Each unit was comprised of one common share and one common share purchase warrant exercisable at $2.50 per share within 24 months of issuance. The offer and sale of units was made in reliance upon the provisions of Regulation S ("Regulation S") under the United States Securities Act of 1933, as amended (the "Act").


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there are commercially exploitable reserves of gold located on the property comprising the mineral claims. Based on the geological report and recommendation prepared by Leroy Halterman, at that time, a consultant to the

Company, we completed geological mapping, sampling and assaying in connection with the first phase of a staged exploration program during the fiscal year ended October 31, 2004. As of the date of this report, we have suspended our activities on the Antelope Pass Project in order to focus on the Owl Creek Prospect and Three Sand Project. The Owl Creek Prospect and Three Sand Project were acquired during fiscal year ended October 31, 2005. At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

         We anticipate engaging in re-entry activities in connection with the Owl Creek Prospect in the Morris E. Stewart Johnson #1 and the Plymouth Oil Co. Powell #1 wells. These re-entries will test the productive capabilities of the Trenton Viola section. Additionally, we anticipate engaging in the completion and testing of Kodesh #1 and Kodesh #2 wells activities in connection with the Three Sand Project.

         We anticipate that we will incur the following expenses over the next twelve months:

    o $500,000 to $2,000,000 in connection with the Owl Creek Prospect, to include drilling, completing and equipping new wells;
    o $300,000 to $800,000 in connection with the Three Sand Project, to include drilling, completing and equipping new wells; and
    o $100,000 for operating expenses, including professional legal and accounting expenses associated with our being a reporting issuer under the Securities Exchange Act of 1934.

         Accordingly,   we  anticipate   spending   approximately   $900,000  to
$2,900,000 over the next twelve months in pursuing our stated plan of operations.

         The written commitment from Ken Cabianca, a director, to loan up to $100,000 to cover our expenses, expired on December 30, 2005. As described elsewhere in this report, Mr. Cabianca loaned us $12,441 in January 2005 and $3,250 during the period from May through October 2005. The proceeds from Mr. Cabianca's loans and our private placement with the Ritornello Group SA are insufficient to cover our costs associated with the Owl Creek Prospect, the Three Sand Project or our other working capital requirements. We expect that we will require additional funding to cover these anticipated costs. We further anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the Owl Creek Prospect, the Three Sand Project or our other working capital requirements. We believe that debt financing will not be an alternative for our exploration program. We do not have any arrangements in place for any future equity financing.

CRITICAL ACCOUNTING POLICIES

         UNDEVELOPED MINERAL INTERESTS. The undeveloped mineral interests associated with the Antelope Pass Project consist of unpatented lode mining claims located in New Mexico. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral interest can be economically developed, the costs incurred to develop such interest, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such capitalized costs are amortized using a unit-of-production basis over the estimated life of the ore body. Ongoing development expenditures to maintain production are charged to operations as incurred.

         Significant expenditures directly related to the acquisition of exploration interests are capitalized. If a mineable ore body is discovered, such costs are amortized using a unit-of-production basis. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

         UNDEVELOPED OIL AND GAS INTERESTS. The Company utilizes the full cost method of accounting for its oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas interests unless the sale represents a significant portion of oil and gas interests and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties are computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

         Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. At October 31, 2005, we had no proved reserves.

           ASSET RETIREMENT OBLIGATIONS. The Company follows SFAS 143 "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations related to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas exploration activities.

           During the year ended October 31, 2005, the Company acquired undeveloped oil and gas interests and commenced exploration activities. The associated asset retirement obligation has been estimated using the Company's estimate of the life of the wells, based upon the lives of comparable wells in the area, involving estimates and assumptions including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate. The information below reflects the change in the asset retirement obligations during the year ended October 31, 2005:

         Asset retirement obligation, beginning of year     $       -
         Liabilities incurred                                   3,595
                                                            ---------

         Asset retirement obligation, end of year           $   3,595
                                                            =========

           SHARE BASED COMPENSATION. In October 1995, SFAS 123 "Accounting for Stock-Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense to employees by adopting the fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles
Board (APB) Opinion No. 25. The Company has elected to utilize APB 25 for measurement. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards of stock options consistent with the method prescribed in SFAS 123, the Company's net (loss) and (loss) per share for the year ended October 31, 2005 would have increased to the pro forma amounts indicated below:

================================================================================
                                                                      2005
--------------------------------------------------------------------------------
Loss as reported                                                 $      (55,101)
Add stock-based compensation included in net loss                             -
Deduct stock-based compensation expense using fair value method        (134,309)
                                                                 ---------------
Pro forma net loss                                               $     (189,410)
                                                                 ===============

Pro forma basic and diluted (loss) per common share                     $(0.01)
================================================================================

RESULTS OF OPERATIONS

         We have not yet earned any revenues. We anticipate that we will not earn revenues until such time as we have entered into commercial production of our oil and gas and mineral properties. We are presently in the development stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral or oil and gas resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral and oil and gas properties.

         For the fiscal year ended October 31, 2005, we incurred a loss of $55,101. Our general and administrative costs were $53,144, including the preparation and filing of our period reports with the Securities and Exchange Commission. We also incurred salary expenses of $15,000.

         For the fiscal year ended October 31, 2004, our loss was only $34,192, as we incurred mineral exploration costs of $7,358 and our general and administrative expenses were $26,001. During the 2004 fiscal year, we did not have any salaried employees.

         Our accumulated deficit through October 31, 2005 was $131,972.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2005, we had cash of $582,986 and a working capital deficit of $28,181, as compared to cash of $1,291 and a working capital deficit of $23,449 as of October 31, 2004. While we obtained proceeds of $1,000,000 from the sale of our common stock, thereby increasing cash, our accounts payable and accrued liabilities increased from $23,374 for the fiscal year ended October 31, 2004 to $570,229 for the fiscal year ended October 31, 2005. The increase was primarily due to oil and gas exploration costs incurred in connection with the Owl Creek Prospect and the Three Sand Project.

         We used cash of $493,886 for operating activities and cash of $926,798 for the purchases and exploration of the Owl Creek Prospect and the Three Sand Project.

         Cash of $1,000,000 was provided through a private placement of our common stock. Additional cash of $15,692 was provided by loans from Ken Cabianca, current director and a former officer. We repaid $1,085 of these loans to Mr. Cabianca on September 22, 2005. For the fiscal year ended October 31,
2004, we had no investing activities. Cash provided by related parties was sufficient to cover operating activities.

         The report of our independent auditors on the financial statements for the year ended October 31, 2005, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have suffered losses from operations. We need to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to reach a level of operations that would finance our day-to-day activities.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On January 20, 2006, we dismissed Wheeler Wasoff, P.C. as our independent public accountants. Wheeler Wasoff, P.C. had audited our financial statements for the fiscal years ended October 31, 2003 and October 31, 2004. Also on January 20, 2006, we engaged Gordon, Hughes & Banks, LLP to serve as our independent public accountants for the fiscal year ending October 31, 2005. Our board of directors approved both actions.

         The audit report of Wheeler Wasoff, P.C. on our financial statements as of October 31, 2004, contained a separate paragraph stating: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred losses since inception and has not commenced principal operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         During the two most recent fiscal years and the subsequent interim period through January 20, 2006, there were no disagreements with Wheeler Wasoff, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Wheeler Wasoff, P.C., would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         There were no reportable events as described in Item 304(a)(1)(iv) of Regulation S-B occurring within the two most recent fiscal years and the subsequent interim period ending January 20, 2006.

         During our two most recent fiscal years and through January 20, 2006, the date prior to the engagement of Gordon, Hughes & Banks, LLP, neither we nor anyone on our behalf consulted Gordon, Hughes & Banks, LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements. Further, Gordon, Hughes & Banks, LLP has not provided us written or oral advice that was an important factor in reaching a decision as to any accounting, auditing or financial reporting issues.


ITEM 8A. CONTROLS AND PROCEDURES.

         Our sole officer, based on his evaluation of our (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of October 31, 2005, has concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

         Our sole officer has concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to October 31, 2005 the date of his most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in our internal controls.


ITEM 8B. OTHER INFORMATION.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Information about our sole executive officer and directors follows:

NAME                       AGE           POSITION AND TERM OF OFFICE

Leroy Halterman             59           Director, president, secretary and
                                         treasurer

Kenneth A. Cabianca         65           Director

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

         Set forth below is a brief description of the recent employment and business experience of our directors and sole executive officer:

         LEROY HALTERMAN was appointed as a director and as our sole officer on August 9, 2005. Mr. Halterman has 37 years of geology experience. From 1999 to 2004, Mr. Halterman served as vice president of Tecumseh Professional Associates, a private environmental, facility management, government consultant and natural resource firm based in Albuquerque, New Mexico. During this period he directed the company's oil, gas and natural resource consulting and investments. Mr. Halterman served as principal in charge of maintenance and security for two U.S. Army Ammunition Plants. Additionally, he directed Tecumseh's efforts in over thirty mineral project appraisals and evaluations. Since 2004, Mr. Halterman has been working as a consultant in the fields of oil and gas, precious and base metals, and aggregated resources. Since 1993, Mr. Halterman has been president and a director of Consolidated North American Resources, a private natural resource investment firm located in Las Vegas Nevada. Mr. Halterman is a graduate of the Missouri School of Mines with a BS degree in Geology. He is registered as a geologist in Wyoming and is licensed as a geologist in Texas. During the past five years, Mr. Halterman has not served as an officer or director of any company, other than as described in this paragraph.

         KENNETH A. CABIANCA was our sole officer and director from our inception in December 1998 until August 9, 2005. On August 9, 2005, Mr. Cabianca resigned as an officer of the Company, but he remains a director. Since 1983, Mr. Cabianca has been an independent businessman and a management consultant of various companies. Many of his activities have been conducted through his company, Wellington Financial Corporation. His experience includes raising venture capital, general management, and public relations. From August 1991 to September 1999, Mr. Cabianca was a director and president of Primo Resources International Inc., a mining company whose stock trades on the CDNX. While he served as president Primo Resources engaged in joint ventures projects with Mitsubishi Corp., Mitsubishi Materials Corp., and Golden Peaks Resources Ltd. He served as a director of Primo Resources International again from October 2001 to November 2002. Mr. Cabianca received a D.D.S. degree and practiced dentistry in Vancouver, British Columbia from 1965 to 1986. He also received a Bachelor of Science degree from Creighton University in 1965. During the past five years, Mr. Cabianca has not served as an officer or director of any company, other than as described in this paragraph.

CONFLICTS OF INTEREST

         Mr. Cabianca and Mr. Halterman are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and/or directors of our company. Insofar as they are engaged in other business activities, we anticipate that they will not devote all of their time to our affairs.

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

                                               SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------

                                                                          LONG TERM COMPENSATION
                                                                   --------------------------------------
                                ANNUAL COMPENSATION                         AWARDS             PAYOUTS
-----------------------------------------------------------------  --------------------------------------
                                                         OTHER     RESTRICTED   SECURITIES
    NAME AND                                            ANNUAL        STOCK     UNDERLYING      LTIP       ALL OTHER
    PRINCIPAL                                         COMPENSA-     AWARD(S)     OPTIONS/      PAYOUTS     COMPENSA-
    POSITION        YEAR    SALARY ($)    BONUS ($)    TION ($)        ($)       SARS (#)        ($)        TION ($)
---------------------------------------------------------------------------------------------------------------------
    Kenneth         2003        -0-          -0-          -0-          -0-          -0-          -0-          -0-
    Cabianca        2004        -0-          -0-          -0-          -0-          -0-          -0-          -0-
                    2005        -0-          -0-          -0-          -0-          -0-          -0-          -0-
---------------------------------------------------------------------------------------------------------------------
      Leroy         2005     -15,000-        -0-          -0-          -0-      200,000 (1)<F1>  -0-          -0-
    Halterman
---------------------------------------------------------------------------------------------------------------------
------------------

(1)<F1> On August 9, 2005, we granted Leroy Halterman, our sole officer and a director, the option to purchase 200,000 shares of our common stock at a price of US$1.00 per share, such option to expire two years from the grant date. The option was 100% vested on the grant date.

         Other than the stock option grant to Mr. Halterman, there have been no grants of stock options, stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers.

         We have no employment agreements with our executive officers. We do not pay compensation to our directors for attendance at meetings. We reimburse the directors for reasonable expenses incurred during the course of their performance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of our Common Stock, as of January 30, 2006. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of January 30, 2006, we had 23,591,392 shares common stock outstanding.

-----------------------------------------------------------------------------------------------------------------

NAME AND ADDRESS OF BENEFICIAL OWNER                      AMOUNT AND NATURE OF BENEFICIAL      PERCENT OF CLASS
                                                                     OWNERSHIP
-----------------------------------------------------------------------------------------------------------------
Bruce Archibald
204 East 1st Street                                                  2,255,000                      9.56%
North Vancouver, BC V7L1B3
-----------------------------------------------------------------------------------------------------------------
Kenneth A. Cabianca (1)<F1>
4519 Woodgreen Drive                                                 2,800,000                     11.87%
West Vancouver, B.C.
V7S 2T8 Canada
-----------------------------------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------------------------

NAME AND ADDRESS OF BENEFICIAL OWNER                      AMOUNT AND NATURE OF BENEFICIAL      PERCENT OF CLASS
                                                                     OWNERSHIP
-----------------------------------------------------------------------------------------------------------------
Scott Cabianca (2)<F2>
1005 - 1919 Bellevue Avenue                                          1,305,000                      5.53%
West Vancouver, B.C.
V7V 1B7 Canada
-----------------------------------------------------------------------------------------------------------------
Sarah Cabianca (2)<F2>
2227 Alberta Street                                                  1,900,000                      8.05%
Vancouver, B.C.
V5Y3K5 Canada
-----------------------------------------------------------------------------------------------------------------
Leroy Halterman
820 Piedra Vista Rd NE                                               250,000 (3)<F3>                1.05%
Albuquerque, NM 87123
-----------------------------------------------------------------------------------------------------------------
Ritornello Group SA
53rd Street                                                        1,582,784 (4)<F4>                6.49%
Obarrio, Swiss Tower
Panama City, Panama
-----------------------------------------------------------------------------------------------------------------
All officers and directors as a group                                2,922,000                     12.28%
-----------------------------------------------------------------------------------------------------------------
------------------

(1)<F1>  Kenneth Cabianca may be deemed to be a promoter of our company.
(2)<F2> Scott Cabianca and Sarah Cabianca are the adult children of Kenneth Cabianca.
(3)<F3> 200,000 of these shares are issuable upon the exercise of the stock option granted to Leroy Halterman on August 9, 2005.
(4)<F4> 500,000 of these shares are issuable upon the exercise of warrants issued to Ritornello Group SA on August 30, 2005. 291,392 of these shares are issuable upon the exercise of warrants issued Ritornello Group SA on December 28, 2005.

EQUITY COMPENSATION PLAN INFORMATION

         The   following   table  sets  forth   information   about  our  equity
compensation plan, which has not previously approved by our shareholders.

                      EQUITY COMPENSATION PLAN INFORMATION
-------------------------------------------------------------------------------------------------------------------
                                                                                          (c) Number of securities
                                                                                          remaining available for
                                (a) Number of securities     (b) Weighted-average         future issuance under
                                to be issued upon exercise   exercise price of            equity compensation plans
                                of outstanding options,      outstanding options,         (excluding securities
Plan Category                   warrants and rights          warrants and rights          reflected in column (a))
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                N/A                          N/A                          N/A
(1)<F1>
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders            200,000 (2)<F2>                 $1.00                         -0-
-------------------------------------------------------------------------------------------------------------------
                         Total            200,000                       $1.00                         -0-
-------------------------------------------------------------------------------------------------------------------
--------------

(1)<F1> The Company has no equity compensation plans approved by security holders.
(2)<F2> On August 9, 2005, we granted Leroy Halterman, our sole officer and a director, the option to purchase 200,000 shares of our common stock at a price of US$1.00 per share, such option to expire two years from the grant date. The option was 100% vested on the grant date.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         On August 9, 2005, we granted Leroy Halterman, our sole officer and a director, the option to purchase 200,000 shares of our common stock at a price of US$1.00 per share, such option to expire two years from the grant date. The option was 100% vested on the grant date. Otherwise, we do not have any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For the fiscal years ended October 31, 2004 and 2005, we incurred $3,765 and $2,540, respectively, for administrative services performed by Downtown Consulting. Downtown Consulting is an entity owned and controlled by Sarah Cabianca, the daughter of Ken Cabianca and a shareholder of the Company.

         On November 26, 2003, Ken Cabianca gave us a written commitment to loan us up to $100,000 if we should require funds to cover our expenses until June 30, 2005. This commitment was extended until December 30, 2005. The commitment expired on December 30, 2005. On January 26, 2005, Mr. Cabianca advanced CAD$15,600 (approximately US$12,441) to us. Interest accrues on this loan at 6% per annum and the loan was originally due June 30, 2005. The term of the note was extended to December 31, 2005 by allonge dated August 30, 2005 to the original promissory note. The term of the note was further extended to December 31, 2006 by allonge dated December 31, 2005.

         On May 11, 2005, Mr. Cabianca advanced CAD$1,500 (approximately US$1,195) to us. Interest accrues on this loan at 6% per annum and the loan was originally due on December 31, 2005. The term of the note was extended to December 31, 2006 by allonge dated December 31, 2005.

         On June 22, 2005, Mr. Cabianca advanced US$500 to us. Interest accrues on this loan at 6% per annum and the loan was originally due on December 31, 2005. The term of the note was extended to December 31, 2006 by allonge dated December 31, 2005.

         On July 25, 2005, Mr. Cabianca advanced US$170 to us. Interest accrues on this loan at 6% per annum and the loan was originally due on December 31, 2005. The term of the note was extended to December 31, 2006 by allonge dated December 31, 2005.

         On August 2, 2005, Mr. Cabianca advanced US$300 to us. Interest accrues on this loan at 6% per annum and the loan was originally due on December 31, 2005. The term of the note was extended to December 31, 2006 by allonge dated December 31, 2005.

         On August 5, 2005, Mr. Cabianca advanced CAD$1,300 (approximately US$1,085) to us. Interest accrued on this loan at 6% per annum and the loan was originally due on December 31, 2005. The term of the note was extended to December 31, 2006 by allonge dated December 31, 2005.

         During the fiscal year ended October 31, 2005, accrued interest expense was $1,957. In addition to the loan advances by Mr. Cabianca, (i) Mr. Cabianca paid $1,366 in expenses on our behalf, which was reflected as due to related party at October 31, 2004 and (ii) Mr. Cabianca paid $175 in expenses on our behalf, which are included in due to related party at October 31, 2005.

         On December 18, 2003, Marc Cabianca loaned us $25,000, which was originally due December 18, 2005. The term of the note was extended to December 18, 2006 by allonge dated December 18, 2005. This unsecured loan can be repaid at any time and accrues interest at the prime rate, which was 4.75% per annum at October 31, 2004. In March 2004, $3,000 of the loan was repaid. Interest of $833 was accrued for the year ended October 31, 2005. The term of the note was extended to December 31, 2006 by allonge dated December 31, 2005.

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

ITEM 13. EXHIBITS.

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
    3.1        Articles of Incorporation (1)
--------------------------------------------------------------------------------
    3.2        Bylaws (1)
--------------------------------------------------------------------------------
    3.3        Certificate of Change Pursuant to NRS 78.209 (2)
--------------------------------------------------------------------------------
   10.1 Confirmation of an agreement with Leroy Halterman dated February 3, 2003 (1)
--------------------------------------------------------------------------------
   10.2 Receipt of Assignment of Property for Kendra #1-8 claims from the Bureau of Land Management dated February 28, 2003 (1)
--------------------------------------------------------------------------------
   10.3 Assignment of Property - Antelope Pass Project, as filed and recorded by Hidalgo County, New Mexico, on January 7, 2003 (1)
--------------------------------------------------------------------------------
   10.4 Notice of Intent to Hold Kendra #1-8, Lode Mining Claims dated August 23, 2002, by Leroy Halterman (1)
--------------------------------------------------------------------------------
   10.5        Promissory note to Marc Cabianca dated December 18, 2003 (3)
--------------------------------------------------------------------------------
   10.6        Loan commitment from Kenneth A. Cabianca dated November 26, 2003
               (3)
--------------------------------------------------------------------------------
   10.7        Promissory note to Kenneth A. Cabianca dated January 26, 2005 (4)
--------------------------------------------------------------------------------
   10.8        Promissory note to Kenneth A. Cabianca dated May 11, 2005 (5)
--------------------------------------------------------------------------------
   10.9        Promissory note to Kenneth A. Cabianca dated June 22, 2005 (5)
--------------------------------------------------------------------------------
   10.10       Promissory note to Kenneth A. Cabianca dated July 25, 2005 (5)
--------------------------------------------------------------------------------
   10.11       Letter Agreement with Ranken Energy dated August 10, 2005 (5)
--------------------------------------------------------------------------------
   10.12 Allonge to promissory note to Kenneth A. Cabianca dated August 30, 2005 (5)
--------------------------------------------------------------------------------
   10.13       Letter Agreement with Vector Exploration, Inc. dated October 6,
               2005 (6)
--------------------------------------------------------------------------------
   10.14       Allonge to promissory note to Marc Cabianca dated December 18,
               2005
--------------------------------------------------------------------------------
   10.15       Allonge to promissory note to Kenneth A. Cabianca dated December
               31, 2005
--------------------------------------------------------------------------------
   10.16       Allonge to promissory note to Kenneth A. Cabianca dated December
               31, 2005
--------------------------------------------------------------------------------
   10.17       Allonge to promissory note to Kenneth A. Cabianca dated December
               31, 2005
--------------------------------------------------------------------------------
   10.18       Allonge to promissory note to Kenneth A. Cabianca dated December
               31, 2005
--------------------------------------------------------------------------------
   10.19       Allonge to promissory note to Kenneth A. Cabianca dated December
               31, 2005
--------------------------------------------------------------------------------
   10.20 Second allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005
--------------------------------------------------------------------------------
   16.1        Letter from Wheeler Wasoff, P.C. dated January 20, 2006 (7)
--------------------------------------------------------------------------------
   31.1        Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

----------------------

(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-1, file number 333-102441.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended October 31, 2003, filed February 4, 2004.
(4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended October 31, 2004, filed February 10, 2005.
(5) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended July 31, 2005, filed September 14, 2005.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 6, 2005, filed October 12, 2005.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated January 20, 2006, filed February 9, 2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         Wheeler Wasoff, P.C., served as our principal accountant through January 20, 2006. It reviewed our reports on Form 10-QSB, but did not audit our October 31, 2005 financial statements. Gordon, Hughes & Banks, LLP audited our financial statements for the fiscal year ended October 31, 2005.

         For the fiscal year ended October 31, 2005, Gordon, Hughes & Banks, LLP is expected to bill approximately $10,000 for the audit of our annual financial statements. For the fiscal year ended October 31, 2004, Wheeler Wasoff, P.C., billed us $4,750 for the audit of our annual financial statements. For the fiscal years ended October 31, 2004 and October 31, 2005, Wheeler Wasoff, P.C., billed us $4,300 for the review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2005 and 2004.

TAX FEES

         For the fiscal year ended October 31, 2005, Gordon, Hughes & Banks, LLP is expected to bill $1,500, for tax compliance, tax advice, and tax planning services. For the fiscal year ended October 31, 2004, Wheeler Wasoff, P.C., billed us $650 for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

         There were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2005 and 2004.

PRE-APPROVAL POLICIES AND PROCEDURES

         Prior to engaging our accountants to perform a particular service, our directors obtain an estimate for the service to be performed. The directors in accordance with procedures for the Company approved all of the services described above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BRINX RESOURCES LTD.



Date:  February 14, 2006                 By: /s/ LEROY HALTERMAN
                                            ------------------------------------
                                               Leroy Halterman, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                      TITLE                              DATE

                                                  President, Secretary, Treasurer and
                                                  director (principal executive,
/s/ LEROY HALTERMAN                               financial and accounting officer)          February 14, 2006
--------------------------------------------
Leroy Halterman



/s/ KENNETH A. CABIANCA                           Director                                   February 14, 2006
--------------------------------------------
Kenneth A. Cabianca

                              BRINX RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2005






                                                                           PAGE

Reports of Independent Registered Public Accounting Firms                   F-2

Balance Sheets
   October 31, 2004 and 2005                                                F-4

Statements of Operations
   Years Ended October 31, 2004 and 2005
   and Cumulative Amounts from Inception to October 31, 2005                F-5

Statements of Stockholders' Equity (Deficit)
   Years Ended October 31, 2001, 2002, 2003, 2004 and 2005                  F-6

Statements of Cash Flows
   Years Ended October 31, 2004 and 2005
   and Cumulative Amounts from Inception to October 31, 2005                F-7


Notes to Financial Statements                                             F-8 to
                                                                            F-14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
BRINX RESOURCES LTD.


We have audited the accompanying balance sheet of Brinx Resources Ltd. (a Nevada Corporation) (a development stage company) as of October 31, 2005 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended October 31, 2005 and cumulative amounts from inception to October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brinx Resources Ltd. as of October 31, 2005 and the results of its operations and its cash flows for the year ended October 31, 2005 and cumulative amounts from inception to October 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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



                           /s/ GORDON, HUGHES & BANKS, LLP

                           Gordon, Hughes & Banks, LLP



Denver, Colorado
January 13, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders BRINX RESOURCES LTD.


We have audited the accompanying balance sheet of Brinx Resources Ltd. (a Nevada Corporation) as of October 31, 2004 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended October 31, 2004 and cumulative amounts from inception to October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brinx Resources Ltd. as of October 31, 2004 and the results of its operations and its cash flows for the year ended October 31, 2004 and cumulative amounts from inception to October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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


                              /s/ WHEELER WASOFF, P.C.

                              Wheeler Wasoff, P.C.



Denver, Colorado
January 31, 2005

BRINX RESOURCES LTD.
(A Development Stage Company)
BALANCE SHEETS

=============================================================================================================================
                                                                                               October 31,       October 31,
                                                                                                      2004              2005
-----------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                               $        1,291    $      582,986
                                                                                            ---------------   ---------------

    Total Current Assets                                                                             1,291           582,986

UNDEVELOPED MINERAL INTERESTS, AT COST (Note 3)                                                        811               811
UNDEVELOPED OIL AND GAS INTERESTS, AT COST, FULL COST METHOD OF ACCOUNTING (Note 4)                      -           930,393
                                                                                            ---------------   ---------------

TOTAL ASSETS                                                                                $        2,102    $    1,514,190
=============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                                $       23,374    $      570,229
    Due to related party (Note 6)                                                                    1,366             1,541
    Loans payable to related parties (Note 6)                                                            -            39,397
                                                                                            ---------------   ---------------

    Total Current Liabilities                                                                       24,740           611,167

ASSET RETIREMENT OBLIGATION                                                                              -             3,595
LOANS PAYABLE TO RELATED PARTIES                                                                    22,833                 -
                                                                                            ---------------   ---------------

TOTAL LIABILITIES                                                                                   47,573           614,762
                                                                                            ---------------   ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock - $0.01 par value; authorized - 1,000,000 shares
       Issued - none
    Common stock - $0.001 par value; authorized - 100,000,000 shares
       Issued and outstanding - 22,800,000 shares (2004) 23,300,000 shares (2005)                   22,800            23,300
    Capital in excess of par value                                                                   8,600         1,008,100
    (Deficit) accumulated during the development stage                                             (76,871)         (131,972)
                                                                                            ---------------   ---------------

    Total stockholders' equity (deficit)                                                           (45,471)          899,428
                                                                                            ----------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                        $        2,102    $    1,514,190
=============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

===========================================================================================================================
                                                                                                              Cumulative
                                                                                                             Amounts From
                                                                                                              Inception
                                                                            Year Ended       Year Ended            To
                                                                            October 31,      October 31,      October 31,
                                                                                2004             2005             2005
---------------------------------------------------------------------------------------------------------------------------

REVENUES                                                                  $            -   $            -   $            -
                                                                          ---------------  ---------------   --------------

EXPENSES
    General and Administrative                                                    26,001           53,144          120,975
    Interest expense - related                                                       833            1,957            2,790
    Mineral exploration costs                                                      7,358                -            8,207
                                                                          ---------------  ---------------   --------------

NET (LOSS)                                                                $      (34,192)  $      (55,101)   $    (131,972)
===========================================================================================================================

NET (LOSS) PER COMMON SHARE -
BASIC AND DILUTED                                                         $       (0.001)  $       (0.002)
==========================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
BASIC AND DILUTED                                                             22,800,000       22,884,932
==========================================================================================================








   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

====================================================================================================================================

                                                                              Common Stock                                 Deficit
                                                                       ---------------------------                       Accumulated
                                                                                                        Capital in       During the
                                                                           Number                      Excess of Par     Development
                                                                         of Shares         Amount          Value           Stage
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, OCTOBER 31, 2000                                                       -      $        -      $         -     $        -

  Issuance of common stock to founders/officers for expenses
  valued at $0.0005 per share                                             2,800,000           2,800           (1,400)           -

  Net (loss)                                                                    -               -                -           (1,400)
                                                                       ------------    ------------    --------------  -------------

BALANCE, OCTOBER 31, 2001                                                 2,800,000           2,800           (1,400)        (1,400)

  Sale of common stock for cash, at $0.0015 per share                    20,000,000          20,000           10,000            -

  Net (loss)                                                                    -               -                -           (7,307)
                                                                       ------------    ------------    --------------  -------------

BALANCE, OCTOBER 31, 2002                                                22,800,000          22,800            8,600         (8,707)

  Net (loss)                                                                    -               -                -          (33,972)
                                                                       ------------    ------------    --------------  -------------

BALANCE, OCTOBER 31, 2003                                                22,800,000          22,800            8,600        (42,679)

  Net (loss)                                                                    -               -                -          (34,192)
                                                                       ------------    ------------    --------------  -------------

BALANCE, OCTOBER 31, 2004                                                22,800,000          22,800            8,600        (76,871)

  Sale of common stock for cash, at $2.00 per share                         500,000             500          999,500            -

  Net (loss)                                                                    -               -                -          (55,101)
                                                                       ------------    ------------    --------------  -------------

BALANCE, OCTOBER 31, 2005                                                23,300,000    $     23,300    $   1,008,100   $   (131,972)
====================================================================================================================================

   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

============================================================================================================================

                                                                                                                Cumulative
                                                                                                               Amounts From
                                                                                                                Inception
                                                                            Year Ended          Year Ended           To
                                                                            October 31,         October 31,      October 31,
                                                                                2004                2005             2005
----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (Loss)                                                              $     (34,192)      $    (55,101)    $    (131,972)
  Adjustments to reconcile net (loss) to net cash (used) in
     operating activities
     Stock issued for costs and expenses                                            -                  -               1,400
     Interest payable - related                                                     833              1,957             2,790

  Change in non-cash working capital item:
     Increase in accounts payable and accrued liabilities                         3,208            546,855           570,229
     Increase in due to related party                                             1,366                175             1,541
                                                                          -------------       -------------    --------------

  Net cash (used) by operating activities                                       (28,785)           493,886           443,988
                                                                          -------------       -------------    --------------


CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of undeveloped oil and gas interests                                     -             (926,798)         (926,798)
  Purchase of undeveloped mineral interests                                         -                  -                (811)
                                                                          -------------       -------------    --------------

  Net cash (used) in investing activities                                           -             (926,798)         (927,609)
                                                                          -------------       -------------    --------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable to related party                                                  25,000             15,692            40,692
  Repayment of loan to related party                                             (3,000)            (1,085)           (4,085)
  Sale of common stock                                                              -            1,000,000         1,030,000
                                                                          -------------       -------------    --------------

  Net cash provided by financing activities                                      22,000          1,014,607         1,066,607
                                                                          -------------       -------------    --------------


NET INCREASE (DECREASE) IN CASH                                                  (6,785)           581,695           582,986


CASH, BEGINNING OF PERIODS                                                        8,076              1,291               -
                                                                          -------------       -------------    --------------


CASH, END OF PERIODS                                                      $       1,291       $    582,986     $     582,986
=============================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Stock issued for costs and expenses                                  $         -         $        -       $       1,400
                                                                          -------------       -------------    --------------
     Asset retirement cost incurred                                       $         -         $     (3,595)    $      (3,595)
                                                                          -------------       -------------    --------------
     Asset retirement obligation incurred                                 $         -         $      3,595     $       3,595
                                                                          -------------       -------------    --------------

   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Brinx Resources Ltd. (the "Company") was incorporated under the laws of the State of Nevada on December 23, 1998, issued its initial common stock in February 2001, and is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). During 2005 the Company acquired undeveloped oil and gas interests and commenced exploration activities on those interests. At October 31, 2004 the Company's focus was on its undeveloped mineral interests and was considered, at that time, to be a mining company in the exploration stage. With the change in focus to the undeveloped oil and gas interests, at October 31, 2005 the Company is considered to be a development stage company. The Company's undeveloped mineral interests are located in New Mexico and its undeveloped oil and gas interests are located in Oklahoma.

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

         The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable.

         UNDEVELOPED MINERAL INTERESTS

         The undeveloped mineral interests consist of unpatented lode mining claims located in New Mexico. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral interest can be economically developed, the costs incurred to develop such interest, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such capitalized costs are amortized using a unit-of-production basis over the estimated life of the ore body. Ongoing development expenditures to maintain production are charged to operations as incurred.

         Significant expenditures directly related to the acquisition of exploration interests are capitalized. If a mineable ore body is discovered, such costs are amortized using a unit-of-production basis. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

         UNDEVELOPED OIL AND GAS INTERESTS

         The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas interests unless the sale represents a significant portion of oil and gas interests and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

         Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. At October 31, 2005, the Company had no proved reserves.

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company has adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas interests accounted for under the full cost method are subject to a ceiling test, described above, and are excluded from this requirement.

         ASSET RETIREMENT OBLIGATIONS

         The Company follows SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas exploration activities.

         During the year ended October 31, 2005, the Company acquired undeveloped oil and gas interests and commenced exploration activities. The associated asset retirement obligation has been estimated using the Company's estimate of the life of the wells, based upon the lives of comparable wells in the area, involving estimates and assumptions including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate. The information below reflects the change in the asset retirement obligations during the year ended October 31, 2005:

            Asset retirement obligation, beginning of year     $       -
               Liabilities incurred                                3,595
                                                               ---------

            Asset retirement obligation, end of year           $   3,595
                                                               =========

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

         (LOSS) PER SHARE

         (Loss) per common share is computed based on the weighted average number of common shares outstanding during the periods. Diluted (loss) per common share has not been separately disclosed as the effect of outstanding stock options and stock purchase warrants would be anti-dilutive.

         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company may have cash balances in excess of federally insured amounts.

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SHARE BASED COMPENSATION

         In October 1995, SFAS 123 "Accounting for Stock-Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense to employees by adopting the fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB 25 for measurement. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards of stock options consistent with the method prescribed in SFAS 123, the Company's net
         (loss) and (loss) per share for the year ended October 31, 2005 would have increased to the pro forma amounts indicated below:

================================================================================
                                                                     2005
--------------------------------------------------------------------------------
Loss as reported                                                 $      (55,101)
Add stock-based compensation included in net loss                             -
Deduct stock-based compensation expense using fair value method        (134,309)
                                                                 ---------------
Pro forma net loss                                               $     (189,410)
                                                                 ===============

Pro forma basic and diluted (loss) per common share              $        (0.01)
================================================================================

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

         NEW AUTHORITATIVE PRONOUNCEMENTS

         In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS - A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3 (SFAS 154). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our results of operations, financial position or cash flows.

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NEW AUTHORITATIVE PRONOUNCEMENTS (continued)

         In December 2004, the FASB issued its final standard on accounting for employee stock options, SFAS No. 123 (Revised 2004), SHARE-BASED PAYMENT (SFAS 123 (R)). SFAS 123 (R) replaces SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), and supersedes APB 25,
         ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS 123 (R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123 (R) is effective for all awards granted, modified, repurchased or cancelled, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods beginning after December 15, 2005, which for the Company will be the first quarter of fiscal 2007. The Company currently estimates the adoption of SFAS 123 (R) will result in expenses in amounts that are similar to the current pro forma disclosures under SFAS 123.

NOTE 2 - GOING CONCERN CONSIDERATIONS

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $131, 972 through October 31, 2005 and at October 31, 2005, current liabilities exceeded current assets by $28,181. As of October 31, 2005, the Company has not commenced principal operations. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence development activities on its undeveloped oil and gas properties and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

NOTE 3 - UNDEVELOPED MINERAL INTERESTS

         The Company has acquired eight unpatented lode mining claims from an unrelated party for $811, and must pay an annual maintenance fee of $125 for each claim.

         During 2005 the Company undertook exploration work, geological mapping, sampling and assaying. The ultimate recovery of the Company's investment in undeveloped mineral interests is dependent upon the discovery of commercially profitable ore reserves through future exploration efforts and the subsequent development or sale of such reserves.

NOTE 4 - UNDEVELOPED OIL AND GAS INTERESTS

         The Company acquired two undeveloped oil and gas interests during 2005 as follows:

         OWL CREEK PROSPECT

         The Company agreed to acquire a 70% working interest in Ranken Energy Corporation's Owl Creek Prospect for a total buy-in cost of $211,750 plus dry hole costs. The interest is located in Oklahoma.

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 4 - UNDEVELOPED OIL AND GAS INTERESTS (CONTINUED)

         THREE SANDS PROSPECT

         The Company agreed to acquire a 40% working interest in Vector Exploration Inc.'s Three Sands Prospect for a total buy-in cost of $88,000 plus dry hole costs. The interests are located in Oklahoma.

         =======================================================================

         -----------------------------------------------------------------------
         Owl Creek Prospect, Oklahoma                             $      575,804
         Three Sands Prospect, Oklahoma                                  350,994
         Asset retirement cost                                            3,595
         =======================================================================
                                                                  $      930,393
         =======================================================================

NOTE 5 - COMMON STOCK

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

         In August 2005, the Company completed a private placement of 500,000 units at $2.00 per unit for gross proceeds of $1,000,000. Each Unit consists of a share of common stock and one common stock purchase warrant exercisable at $2.50 per share which expire on August 29, 2007.

         STOCK OPTIONS

         During the year ended October 31, 2005, the Company granted 200,000 stock options exercisable for $ 1.00 per share for two years, which vested at the time of grant.

         At October 31, 2005, the Company had the following stock options outstanding and exercisable:

         =======================================================================
                                       Exercise
                      Amount              Price       Expiry Date
        ------------------------------------------------------------------------

                     200,000            $  1.00       August 8, 2007
        ========================================================================

         The following assumptions were used for Black-Scholes valuation of the stock options, following calculation methods prescribed by SFAS 123, granted during the year:

         Risk-free interest rate                                           3.78%
         Expected life of options                                         1 year
         Annualized volatility                                              162%
         Dividend rate                                                        0%

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 5 - COMMON STOCK (CONTINUED)

         SHARE PURCHASE WARRANTS

         At October 31, 2005, the Company had the following share purchase warrants outstanding:

         =======================================================================
                                       Exercise
                      Amount              Price       Expiry Date
         -----------------------------------------------------------------------

                     500,000            $  2.50       August 29, 2007
         =======================================================================

NOTE 6 - RELATED PARTY TRANSACTIONS

         During the year ended October 31, 2005, the Company entered into the following transactions with related parties:

         a) A director (formerly the President) paid $175 in expenses on behalf of the Company, which are included in due to related party at October 31, 2005.

         b)     In January 2005, a director  (formerly the  President)  advanced
                $12,441 ($15,600 CDN) to the Company. The loan is due on December 31, 2005 with interest of 6% per annum.

         c) From May 2005 to July 2005, a director (formerly the President) advanced a total of $1,865 to the Company. These loans are due on December 31, 2005 with an interest of 6% per annum.

         d) From August to September 2005, a director (formerly the President) advanced a total of $1,385 to the Company. These loans are due on December 31, 2005 with an interest of 6% per annum. The Company repaid the director (formerly the President) $1,085 of the loan on September 22, 2005.

         e) Accrued interest expense of $1,957 on loans payable to related parties.

         f)     Paid $15,000 in management fees to the President.

         g)     Paid $2,540 to a related entity for administration services.

         i) In June 2005, a director (formerly the President) committed to loan $100,000 to the Company to cover expenses until December 31, 2005.

         During the year ended October 31, 2004, the Company entered into the following transactions with related parties:

         a) In November 2003, the President committed to loan $100,000 to the Company to cover expenses until June 30, 2005.

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

         d) The President of the Company paid $1,366 in expenses on behalf of the Company.

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 7 - INCOME TAXES

         Income tax expense or recovery is the sum of the Company's provision for current income taxes and the differences between the opening and ending balances of its deferred income tax assets and liabilities.

         The provision for income taxes differs from the result which would have been obtained by applying the statutory income tax rate of 34% to the Company's net (loss) before income taxes. The difference results from the following items:

                                                                      2004          2005
                                                                      ----          ----
            Expected income tax expense (recovery)                $ (11,625)   $  (18,734)
               Deductible oil and gas exploration expenditures            -      (214,419)
               Unrecognized net operating losses                     11,625       233,153
                                                                  ----------   -----------

            Effective income tax expense (recovery)               $       -    $        -
                                                                  ==========   ===========

         The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities at October 31, 2004 and 2005 are as follows:

                                                                      2004          2005
                                                                      ----          ----

            Deferred income tax assets
               Net operating losses                               $   19,262   $  252,415
               Valuation allowance                                   (19,262)     (37,996)
                                                                  -----------  -----------

                                                                           -      214,419
                                                                  -----------  -----------
            Deferred income tax liabilities
               Difference between income tax basis and net
               book value of oil and gas interests                         -     (214,419)
                                                                  -----------  -----------

            Net deferred income taxes                             $        -   $        -
                                                                  ===========  ===========

         At October 31, 2005 the Company had accumulated net operating losses of $ 742,396, which may be carried forward and charged against future taxable income. The losses expire principally in 2024 and 2025. The carryforwards are subject to review by the Internal Revenue Service.

NOTE 8 - SEGMENT REPORTING

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

         As of October 31, 2005, the Company had one operating segment, oil and gas exploration and development.

NOTE 9 - SUBSEQUENT EVENT

         On December 28, 2005, the Company sold pursuant to a private placement 291,392 units, at $1.75 per unit, for gross proceeds of $ 509,936. Each unit consisted of one share of common stock and one stock purchase warrant exercisable at $ 2.25 per share until December 27, 2007.