Form 10QSB
period 2006-01-31
BRINX RESOURCES LTD
filed 2006-03-22
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: January 31, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from ________________ to _________________

                        Commission file number 333-102441

                              BRINX RESOURCES LTD.
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                                   98-0388682
       (State or other jurisdiction                      (IRS Employer
     of incorporation or organization)                 Identification No.)


                 820 PIEDRA VISTA ROAD NE, ALBUQUERQUE, NM 87123
               (Address of principal executive offices)(Zip Code)

                                 (505) 250-9992
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 Yes [ ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           23,960,622 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 MARCH 15, 2006

Transitional Small Business Disclosure Format (check one):     Yes     No  X
                                                                  ----   ----

                              BRINX RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                JANUARY 31, 2006




                                                                            PAGE


Balance Sheets
  October 31, 2005 and January 31, 2006 (unaudited)                           3

Statements of Operations
  Three Months Ended January 31, 2006 and 2005
  and Cumulative Amounts from Inception (December 23, 1998)
  to January 31, 2006 (unaudited)                                             4

Statements of Cash Flows for the Three Months Ended
  January 31, 2006 and 2005
  and Cumulative Amounts from Inception (December 23, 1998)
  to January 31, 2006 (unaudited)                                             5

Notes to Financial Statements                                                 6

BRINX RESOURCES LTD.
(A Development Stage Company)
BALANCE SHEETS

==============================================================================================================================
                                                                                               October 31,       January 31,
                                                                                                      2005              2006
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (Unaudited)
ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                                              $      582,986    $      111,749
                                                                                           ---------------   ---------------

    Total Current Assets                                                                          582,986           111,749

UNDEVELOPED MINERAL PROPERTY                                                                          811               811
UNDEVELOPED OIL AND GAS INTERESTS, AT COST, FULL COST METHOD OF ACCOUNTING (Note 3)               930,393         1,487,332
                                                                                           ---------------   ---------------

TOTAL ASSETS                                                                               $    1,514,190    $    1,599,892
============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                               $      570,229    $      186,236
    Due to related party                                                                            1,541             1,541
    Loans payable to related parties (Note 6)                                                      39,397            40,028
                                                                                           ---------------   ---------------

    Total Current Liabilities                                                                     611,167           227,805

ASSET RETIREMENT OBLIGATION                                                                         3,595             3,595
                                                                                           ---------------   ---------------

TOTAL LIABILITIES                                                                                 614,762           231,400
                                                                                           ---------------   ---------------

STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value; authorized - 1,000,000 shares
       Issued - none
    Common stock - $0.001 par value; authorized - 100,000,000 shares
       Issued and outstanding - 23,591,392 shares (2006)                                           23,300            23,591
    Capital in excess of par value                                                              1,008,100         1,517,749
    (Deficit) accumulated during the development stage                                           (131,972)         (172,848)
                                                                                           ---------------   ---------------

    Total stockholders' equity                                                                    899,428         1,368,492
                                                                                           ---------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $    1,514,190    $    1,599,892
============================================================================================================================

   The accompanying notes are an Integral part of these financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

============================================================================================================================

                                                                                                                  Cumulative
                                                                             For the Three    For the Three     Amounts From
                                                                              Month Period     Month Period        Inception
                                                                                     Ended            Ended       (12/23/98)
                                                                               January 31,      January 31,               To
                                                                                      2005             2006      January 31,
                                                                                                                        2006
----------------------------------------------------------------------------------------------------------------------------

REVENUES                                                                  $            -    $           -    $            -
                                                                          ---------------   ---------------  ---------------


EXPENSES
    General and administrative                                            $        4,138    $      40,245    $      161,220
    Interest expense - related                                                       271              631             3,421
    Mineral exploration costs                                                          -                -             8,207
                                                                          ---------------   ---------------  ---------------


NET (LOSS)                                                                $       (4,409)   $     (40,876)   $     (172,848)
============================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                                         $            -    $      (0.002)
============================================================================================================================

WEIGHTED  AVERAGE  NUMBER  OF  COMMON
SHARES OUTSTANDING
BASIC AND DILUTED                                                             22,800,000        23,407,688
============================================================================================================================

   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

==============================================================================================================================
                                                                            For the Three     For the Three         Cumulative
                                                                             Month Period      Month Period       Amounts From
                                                                                    Ended             Ended          Inception
                                                                              January 31,       January 31,         (12/23/98)
                                                                                     2005              2006                 To
                                                                                                                   January 31,
                                                                                                                          2006
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                              $        (4,409)   $      (40,876)    $    (172,848)
  Adjustments to reconcile net (loss) to net cash (used) by operating activities
     Stock issued for costs and expenses                                                -                 -             1,400
     Interest payable - related                                                       271               631             3,421

  Change in non-cash working capital item:
     Increase (decrease) in accounts payable and accrued liabilities               (9,280)         (383,993)          186,236
     Increase in due to related party                                                 175                 -             1,541
                                                                          ----------------   ---------------    --------------

  Net cash (used) by operating activities                                         (13,243)         (424,238)           19,750
                                                                          ----------------   ---------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase and exploration of undeveloped oil and gas interests                         -          (556,939)       (1,483,737)
  Purchase of undeveloped mineral interests                                             -                 -              (811)
                                                                          ----------------   ---------------    --------------

  Net cash (used) in investing activities                                               -          (556,939)       (1,484,548)
                                                                          ----------------   ---------------    --------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable to related party                                                    12,441                 -            40,692
  Repayment of loan to related party                                                    -                 -            (4,085)
  Sale of common stock                                                                  -           509,940         1,539,940
                                                                          ----------------   ---------------    --------------

  Net cash provided by financing activities                                        12,441           509,940         1,576,547
                                                                          ----------------   ---------------    --------------


NET INCREASE (DECREASE) IN CASH                                                      (802)         (471,237)          111,749


CASH, BEGINNING OF PERIODS                                                          1,291           582,986                 -
                                                                          ----------------   ---------------    --------------


CASH, END OF PERIODS                                                      $           489    $      111,749     $     111,749
==============================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     Stock issued for costs and expenses                                  $             -    $            -     $       1,400
                                                                          ----------------   ---------------    --------------

   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2006
(Unaudited)
================================================================================

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

         The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

         We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended October 31, 2005.

NOTE 2 - BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet, the Company has accumulated a deficit of $172,848 through January 31, 2006 and at January 31, 2006, current liabilities exceeded current assets by $116,056. As of January 31, 2006, the Company has not commenced principal operations. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence development activities on its undeveloped oil and gas properties and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

NOTE 3 - UNDEVELOPED OIL AND GAS INTERESTS

         The Company acquired two undeveloped oil and gas interests during 2005 as follows:

         OWL CREEK PROSPECT

         The  Company   acquired  a  70%  working   interest  in  Ranken  Energy
         Corporation's Owl Creek Prospect for a total buy-in cost of $211,750 plus dry hole costs. The interest is located in Oklahoma.

         THREE SANDS PROSPECT

         The Company acquired a 40% working interest in Vector Exploration Inc.'s Three Sands Prospect for a total buy-in cost of $88,000 plus dry hole costs. The interests are located in Oklahoma.

================================================================================

--------------------------------------------------------------------------------
Owl Creek Prospect, Oklahoma                                      $      932,552
Three Sands Prospect, Oklahoma                                           551,185
Asset retirement cost                                                      3,595
                                                                  --------------
                                                                  $    1,487,332
================================================================================

NOTE 4 - COMMON STOCK

         On December 28, 2005, the Company completed a 291,392 unit private placement at $1.75 per unit, for gross proceeds of $509,936. Each unit consists of one share of stock and one stock purchase warrant exercisable at $2.25 per share until December 27, 2007.

         STOCK OPTIONS

         At January 31, 2006, the Company had the following stock options outstanding:

================================================================================
                                 Exercise
               Amount              Price       Expiry Date
--------------------------------------------------------------------------------

              200,000            $  1.00       August 8, 2007
================================================================================

         SHARE PURCHASE WARRANTS

         At January 31, 2006, the Company had the following share purchase warrants outstanding:

================================================================================
                                 Exercise
               Amount              Price       Expiry Date
--------------------------------------------------------------------------------

              500,000            $  2.50       August 29, 2007
              291,392               2.25       December 27, 2007
================================================================================


NOTE 5 - RELATED PARTY TRANSACTIONS

         During the three month period ended January 31, 2006, the Company entered into the following transactions with related parties:

         a) As of December 31, 2005, loans due to related parties have been extended to December 31, 2006, with interest at 6% per annum.

         b)   During the three months ended January 31, 2006, the Company:

              1) Accrued interest expense of $631 on loans payable to related parties.
              2) Paid $15,000 in management fees to the President of the Company.
              3) Paid $5,176 to a related entity for administration services performed on behalf of the Company.

NOTE 6 - SUBSEQUENT EVENTS

         Subsequent to January 31, 2006:

         On February 28, 2006, the Company completed a 100,000 unit private placement at $1.50 per unit, for gross proceeds of $150,000. Each unit consists of one share of stock and one stock purchase warrant exercisable at $2.00 per share until February 27, 2008.

         On March 15, 2006, the Company completed a 269,230 unit private placement at $1.30 per unit, for gross proceeds of $349,999. Each unit consists of one share of stock and one stock purchase warrant exercisable at $1.80 per share until March 14, 2008.

         On February 28, 2006, the Company entered into an Assignment Agreement (the "Assignment Agreement") with Bud Enterprises, a British Columbia, Canada corporation, ("Assignor"). Assignor assigned to the Company all its interests in a Drilling Program Agreement previously entered into by Assignor and Griffin and Griffin LLC, a Mississippi limited liability company, on December 21, 2005 (the "Griffin Drilling Program Agreement"). Assignor's interest in the Griffin Drilling Program includes a ten percent (10%) gross working interest before completion and an 8.5% gross working and revenue interest after completion in a new ten-hole drilling operation in Palmetto Point, Mississippi. The transaction closed on March 17, 2006. The Company paid cash in the amount of $350,000 to Assignor and assumed all of Assignor's obligations in connection with the Griffin Drilling Program Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims. Based on the geological report and recommendation prepared by Leroy Halterman, at that time, a consultant to the Company, we completed geological mapping, sampling and assaying in connection with the first phase of a staged exploration program during the fiscal year ended October 31, 2004. We have suspended our activities on the Antelope Pass Project in order to focus on the Owl Creek Prospect and Three Sand Project. The Owl Creek Prospect and Three Sand Project were acquired during fiscal year ended October 31, 2005. At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

         We anticipate engaging in re-entry activities in connection with the Owl Creek Prospect in the Morris E. Stewart Johnson #1 and the Plymouth Oil Co. Powell #1 wells. These re-entries will test the productive capabilities of the Trenton Viola section. Re-entries on the Owl Creek Project started on the Powell #1 on November 23, 2005 and the Johnson #1 on December 5, 2005. Completion of the Johnson #1 started on December 28, 2005 and completion of Powell #1 started on January 9, 2006. On the Three Sands Project, the drilling of the Kodesh #1 disposal well was completed on October 3, 2005 and the drilling of the Kodesh #2 production well was completed on October 23, 2005. Completion and equipping of these wells took place in mid-December through early January 2006. Production testing of the Kodesh #2 well began in January 2006.

         The written commitment from Ken Cabianca, a director, to loan up to $100,000 to cover our expenses, expired on December 30, 2005. As described elsewhere in this report, Mr. Cabianca loaned us $12,441 in January 2005 and $3,250 during the period from May through October 2005.

         On December 28, 2005, we completed a private placement of our common stock with Ritornello Group SA, a private investment company based in Panama City, Panama in the amount of $509,936. We issued 291,392 restricted units to Ritornello Group SA at the price of $1.75 per unit. Each unit was comprised of one common share and one common share purchase warrant exercisable at $2.25 per share within 24 months of issuance. The offer and sale of units was made in reliance upon the provisions of Regulation S under the United States Securities Act of 1933, as amended.

         The proceeds from Mr. Cabianca's loans, the private placement with Ritornello Group during the three months ended January 31, 2006, and the two private placements discussed in Note 6 to the Financial Statements are insufficient to cover our costs associated with the Owl Creek Prospect, the Three Sand Project and our other working capital requirements. We expect that we will require additional funding to cover these anticipated costs. We further anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the Owl Creek Prospect, the Three Sand Project or our other working capital requirements. We believe that debt financing will not be an alternative for our exploration program. We do not have any arrangements in place for any future equity financing as of the date of this report.

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

         For the three months ended January 31, 2005 and January 31, 2006, we incurred losses of $4,409 and $40,876. Our general and administrative costs increased from $4,138 for the three months ended January 31, 2005 to $40,245 for the three months ended January 31, 2006. The increase is attributable to salary expenses of $15,000, consulting fees of $6,880, legal costs of $7,154 and office and administrative costs of $5,176. We had no mineral exploration costs on our undeveloped mineral property for the three months ended January 31, 2005 or January 31, 2006, respectively.

         We incurred salary expenses of $0 and $15,000, respectively, for the three months ended January 31, 2005 and January 31, 2006.

         Our accumulated deficit through January 31, 2006 was $172,848.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2006, we had cash of $111,749 and a working capital deficit of $116,056, as compared to cash of $582,986 and a working capital deficit of $28,181 as of October 31, 2005. For the three months ended January 31, 2006, cash of $509,936 was provided through a private placement of our common stock. Our accounts payable and accrued liabilities decreased from $570,229 at October 31, 2005 to $186,236 for the three months ended January 31, 2006. We used cash of $424,238 for operating activities and cash of $556,939 for the purchases and exploration of the Owl Creek Prospect and the Three Sand Project.

         At January 31, 2006, $41,569 was owed to the related parties.

GOING CONCERN

         The report of our independent auditors on the financial statements for the year ended October 31, 2005, included an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have suffered losses since inception and have not yet commenced principal operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional funding to engage in further exploration of our mineral claims or to commence principal operations. Even if we were able to commence principal operations, there is no assurance that such operations would be profitable.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by us in periodic press releases and oral statements made by our officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements of to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) government regulations particularly those related to the natural resources industries; (5) required accounting changes; (6) disputes or claims regarding our property interests; and (7) other factors over which we have little or no control.


ITEM 3.  CONTROLS AND PROCEDURES

         As of January 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the sole officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         During the fiscal quarter ended January 31, 2006, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On December 28, 2005, we completed a private placement of our common stock with Ritornello Group SA, a private investment company based in Panama City, Panama in the amount of $509,936. We issued 291,392 restricted units to Ritornello Group SA at the price of $1.75 per unit. Each unit was comprised of one common share and one common share purchase warrant exercisable at $2.25 per share within 24 months of issuance. The offer and sale of units was made in reliance upon the provisions of Regulation S under the United States Securities Act of 1933, as amended.

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

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                           EXHIBIT
--------------------------------------------------------------------------------
   10.9       Promissory note to Kenneth A. Cabianca dated June 22, 2005 (5)
--------------------------------------------------------------------------------
   10.10      Promissory note to Kenneth A. Cabianca dated July 25, 2005 (5)
--------------------------------------------------------------------------------
   10.11      Letter Agreement with Ranken Energy dated August 10, 2005 (5)
--------------------------------------------------------------------------------
   10.12 Allonge to promissory note to Kenneth A. Cabianca dated August 30, 2005 (5)
--------------------------------------------------------------------------------
   10.13      Letter Agreement with Vector Exploration, Inc. dated October 6,
              2005 (6)
--------------------------------------------------------------------------------
   10.14      Allonge to promissory note to Marc Cabianca dated December 18,
              2005 (7)
--------------------------------------------------------------------------------
   10.15 Allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
   10.16 Allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
   10.17 Allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
   10.18 Allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
   10.19 Allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
   10.20 Second allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
   16.1       Letter from Wheeler Wasoff, P.C. dated January 20, 2006 (8)
--------------------------------------------------------------------------------
   31.1       Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

-----------------------

(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-1, file number 333-102441.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended October 31, 2003, filed February 4, 2004.
(4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended October 31, 2004, filed February 10, 2005.
(5) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended July 31, 2005, filed September 14, 2005.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 6, 2005, filed October 12, 2005.
(7) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended October 31, 2005, filed February 14, 2006.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated January 20, 2006, filed February 9, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRINX RESOURCES LTD.
                                    (Registrant)


Date:   March 22, 2006              By:  /s/ LEROY HALTERMAN
                                       -----------------------------------------
                                         Leroy Halterman, President
                                         (Principal financial officer)