Form 10KSB/A
period 2005-10-31
BRINX RESOURCES LTD
filed 2006-05-04
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                AMENDMENT NO. 1


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


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]



NOTE - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  [ ] Yes   [X] No


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

Transitional Small Business Disclosure Format (Check one):  Yes     ;  No  X
                                                               -----     -----

         This Form 10-KSB/A Amendment No. 1 amends the registrant's 10-KSB filing of February 14, 2006 as follows:


         (i) The Form 10-KSB cover page now reflects that the registrant is not a shell company as defined in Rule 12b-2 of the Exchange Act;
         (ii) The Form 10-KSB cover page now reflects that the registrant is required to file reports pursuant to Section 13 or 15d of the Exchange Act;
         (iii) Item 8A on page 13 of Form 10-KSB now reflects that the evaluation undertaken by the registrant focused on disclosure controls and procedures;
         (iv) Item 8A on page 13 of Form 10-KSB now reflects the wording and requirements of Regulation SB 308(c);
         (v) The registrant's financial statements and audit reports now reflect the inception date where the term inception is used;
         (vi) The registrant's financial statements for the year ended October 31, 2005 have been restated in connection with the stock option grant of August 9, 2005; and
         (vii) Item 6 (Management's Discussion and Analysis or Plan of Operations) now reflects the changes contained in the restated financial statements.


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

         The Upper Viola also has a good section of porosity. A total of 33 feet of 5% or better porosity was encountered with the top 9 feet having a 105-unit hydrocarbon show in the Johnson #1 well. Although this zone calculates marginally productive, the show could indicate a commercial quantity of oil and gas updip from the well. It appears the Upper Viola show had some size behind it because after the initial show at 5646 feet the background gas readings on the mudlog remained high at 60 units for another 90 feet of drilling. This zone should be prospectiveupdip to the north and east.

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
                                                            =========


           SHARE BASED COMPENSATION. In October 1995, SFAS 123 "Accounting for Stock-Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense to employees by adopting the fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB 25 for measurement. Compensation costs recorded in relation to the issuance of 200,000 options granted to an officer of the company in August 2005, with an exercise price less than the market value of the Company's stock on the date of grant were $20,000 (included in general and administrative expenses). Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards of stock options consistent with the method prescribed in SFAS 123, the Company's net (loss) and (loss) per share for the year ended October 31, 2005 would have increased to the pro forma amounts indicated below:


================================================================================
                                                                      2005
--------------------------------------------------------------------------------

Loss as reported                                                 $      (75,101)
Add stock-based compensation included in net loss                        20,000

Deduct stock-based compensation expense using fair value method        (134,309)
                                                                 ---------------
Pro forma net loss                                               $     (189,410)
                                                                 ===============

Pro forma basic and diluted (loss) per common share                     $(0.01)
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


         For the fiscal year ended October 31, 2005, we incurred a loss of $75,101. Our general and administrative costs were $73,144, including the preparation and filing of our period reports with the Securities and Exchange Commission. We also incurred salary expenses of $15,000.


         For the fiscal year ended October 31, 2004, our loss was only $34,192, as we incurred mineral exploration costs of $7,358 and our general and administrative expenses were $26,001. During the 2004 fiscal year, we did not have any salaried employees.


         Our accumulated deficit through October 31, 2005 was $151,972.


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


ITEM 8A. CONTROLS AND PROCEDURES.


         Our sole officer, based on his evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of October 31, 2005, has concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.



         Our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and that there were no significant deficiencies or material weaknesses in our internal controls.


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
West Vancouver, B.C.
V7S 2T8 Canada
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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
   16.1        Letter from Wheeler Wasoff, P.C. dated January 20, 2006 (8)
--------------------------------------------------------------------------------
   31.1        Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

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

                                         BRINX RESOURCES LTD.



Date:  April 10, 2006                    By: /s/ LEROY HALTERMAN
                                            ------------------------------------
                                               Leroy Halterman, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                      TITLE                              DATE

                                                  President, Secretary, Treasurer and
                                                  director (principal executive,
/s/ LEROY HALTERMAN                               financial and accounting officer)          April 10, 2006
--------------------------------------------
Leroy Halterman



/s/ KENNETH A. CABIANCA                           Director                                   April 10, 2006
--------------------------------------------
Kenneth A. Cabianca

                              BRINX RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2005






                                                                          PAGE

Reports of Independent Registered Public Accounting Firms                  F-2

Balance Sheets
   October 31, 2004 and 2005                                               F-4

Statements of Operations
   Years Ended October 31, 2004 and 2005
   and Cumulative Amounts from December 23, 1998 (Inception)
   to October 31, 2005                                                     F-5

Statements of Stockholders' Equity (Deficit)
   Years Ended October 31, 2001, 2002, 2003, 2004 and 2005                 F-6

Statements of Cash Flows
   Years Ended October 31, 2004 and 2005
   and Cumulative Amounts from December 23, 1998 (Inception)
   to October 31, 2005                                                     F-7


Notes to Financial Statements                                        F-8 to F-15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
BRINX RESOURCES LTD.


We have audited the accompanying balance sheet of Brinx Resources Ltd. (a Nevada Corporation) (a development stage company) as of October 31, 2005 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended October 31, 2005 and cumulative amounts from December 23, 1998 (inception) to October 31, 2005. We did not audit the cumulative amounts from December 23, 1998 (inception) to October 31, 2004. Those amounts were audited by other auditors, whose report dated January 31, 2005 has been furnished to us, and our opinion, insofar as it relates to the cumulative amounts from December 23, 1998 (inception) to October 31, 2004, is based soley on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our report and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Brinx Resources Ltd. as of October 31, 2005 and the results of its operations and its cash flows for the year ended October 31, 2005 and cumulative amounts from December 23, 1998 (inception) to October 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, an error resulting in understatement of previously reported stock option expense for the year ended October 31, 2005 was subsequently identified. Accordingly, the financial statements as of October 31, 2005 and for the year ended October 31, 2005 and cumulative amounts from December 23, 1998 (inception) to October 31, 2005 have been restated.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred losses since December 23, 1998 (inception) and has not commenced principal operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                /s/  Gordon, Hughes & Banks, LLP

                Gordon, Hughes & Banks, LLP

Denver, Colorado
January 13, 2006
(except for Note 10, as to which
the date is April 6, 2006)
                                       F-2

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
BRINX RESOURCES LTD.

We have audited the accompanying balance sheet of Brinx Resources Ltd. (a Nevada Corporation) as of October 31, 2004 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended October 31, 2004 and cumulative amounts from December 23, 1998 (inception) to October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brinx Resources Ltd. as of October 31, 2004 and the results of its operations and its cash flows for the year ended October 31, 2004 and cumulative amounts from December 23, 1998 (inception) to October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred losses since December 23, 1998 (inception) and has not commenced principal operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                              /s/ WHEELER WASOFF, P.C.

                              Wheeler Wasoff, P.C.




Denver, Colorado
January 31, 2005

BRINX RESOURCES LTD.
(A Development Stage Company)
BALANCE SHEETS

============================================================================================================================
                                                                                               October 31,       October 31,
                                                                                                      2004              2005
                                                                                                                  (Restated)
----------------------------------------------------------------------------------------------------------------------------

ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                                              $        1,291    $      582,986
                                                                                           ---------------   ---------------

    Total Current Assets                                                                            1,291           582,986

UNDEVELOPED MINERAL INTERESTS, AT COST (Note 3)                                                       811               811
UNDEVELOPED OIL AND GAS INTERESTS, AT COST, FULL COST METHOD OF ACCOUNTING (Note 4)                     -           930,393
                                                                                           ---------------   ---------------

TOTAL ASSETS                                                                               $        2,102    $    1,514,190
============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                               $       23,374    $      570,229
    Due to related party (Note 6)                                                                   1,366             1,541
    Loans payable to related parties (Note 6)                                                           -            39,397
                                                                                           ---------------   ---------------

    Total Current Liabilities                                                                      24,740           611,167

ASSET RETIREMENT OBLIGATION                                                                             -             3,595
LOANS PAYABLE TO RELATED PARTIES                                                                   22,833                 -
                                                                                           ---------------   ---------------

TOTAL LIABILITIES                                                                                  47,573           614,762
                                                                                           ---------------   ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock - $0.01 par value; authorized - 1,000,000 shares
       Issued - none
    Common stock - $0.001 par value; authorized - 100,000,000 shares
       Issued and outstanding - 22,800,000 shares (2004) 23,300,000 shares (2005)                  22,800            23,300
    Capital in excess of par value                                                                  8,600         1,028,100
    (Deficit) accumulated during the development stage                                            (76,871)         (151,972)
                                                                                           ---------------   ---------------

    Total stockholders' equity (deficit)                                                          (45,471)          899,428
                                                                                           ----------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                       $        2,102    $    1,514,190
============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

============================================================================================================================
                                                                                                              Cumulative
                                                                                                             Amounts From
                                                                                                             December 23,
                                                                            Year Ended        Year Ended    1998(Inception)
                                                                            October 31,       October 31,          To
                                                                                2004             2005          October 31,
                                                                                                                   2005
                                                                                              (Restated)        (Restated)
----------------------------------------------------------------------------------------------------------------------------


REVENUES                                                                  $            -   $            -    $            -
                                                                          ---------------  ---------------   ---------------

EXPENSES
    General and administrative                                                    26,001           73,144           140,975
    Interest expense - related                                                       833            1,957             2,790
    Mineral exploration costs                                                      7,358                -             8,207
                                                                          ---------------  ---------------   ---------------

NET (LOSS)                                                                $      (34,192)  $      (75,101)   $     (151,972)
============================================================================================================================

NET (LOSS) PER COMMON SHARE -
BASIC AND DILUTED                                                         $       (0.001)  $       (0.003)
==========================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
BASIC AND DILUTED                                                             22,800,000       22,884,932
==========================================================================================================









   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Restated)

====================================================================================================================================

                                                                                  Common Stock                             Deficit
                                                                          ---------------------------                    Accumulated
                                                                                                         Capital in      During the
                                                                              Number                    Excess of Par    Development
                                                                            of Shares       Amount          Value           Stage
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, OCTOBER 31, 2000                                                           -    $        -     $          -     $        -

  Issuance of common stock to founders/officers for expenses valued
  at $0.0005 per share                                                      2,800,000         2,800           (1,400)             -

  Net (loss)                                                                        -             -                -         (1,400)
                                                                          -----------    ----------     -------------    -----------

BALANCE, OCTOBER 31, 2001                                                   2,800,000         2,800           (1,400)        (1,400)

  Sale of common stock for cash, at $0.0015 per share                      20,000,000        20,000           10,000              -

  Net (loss)                                                                        -             -                -         (7,307)
                                                                          -----------    ----------     -------------    -----------

BALANCE, OCTOBER 31, 2002                                                  22,800,000        22,800            8,600         (8,707)

  Net (loss)                                                                        -             -                -        (33,972)
                                                                          -----------    ----------     -------------    -----------

BALANCE, OCTOBER 31, 2003                                                  22,800,000        22,800            8,600        (42,679)

  Net (loss)                                                                        -             -                -        (34,192)
                                                                          -----------    ----------     -------------    -----------

BALANCE, OCTOBER 31, 2004                                                  22,800,000        22,800            8,600        (76,871)

  Sale of common stock for cash, at $2.00 per share                           500,000           500          999,500              -

  Issuance of stock options (Note 10)                                               -             -           20,000              -

  Net (loss) - restated                                                             -             -                -        (75,101)
                                                                          -----------    ----------     -------------    -----------

BALANCE, OCTOBER 31, 2005 - RESTATED                                       23,300,000    $   23,300     $  1,028,100     $ (151,972)
====================================================================================================================================

   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

=============================================================================================================================
                                                                                                                 Cumulative
                                                                                                                Amounts From
                                                                                                                December 23,
                                                                             Year Ended        Year Ended     1998 (Inception)
                                                                             October 31,       October 31,           To
                                                                                2004              2005           October 31,
                                                                                                (Restated)          2005
                                                                                                                 (Restated)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (Loss)                                                              $      (34,192)   $     (75,101)     $    (151,972)
  Adjustments to reconcile net (loss) to net cash (used) in
     operating activities
     Stock issued for costs and expenses                                             -                -                1,400
     Stock option expense                                                            -             20,000             20,000
     Interest payable - related                                                      833            1,957              2,790

  Change in non-cash working capital item:
     Increase in accounts payable and accrued liabilities                          3,208          546,855            570,229
     Increase in due to related party                                              1,366              175              1,541
                                                                          ---------------   --------------     --------------

  Net cash (used) by operating activities                                        (28,785)         493,886            443,988
                                                                          ---------------   --------------     --------------


CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of undeveloped oil and gas interests                                      -           (926,798)          (926,798)
  Purchase of undeveloped mineral interests                                          -                -                 (811)
                                                                          ---------------   --------------     --------------

  Net cash (used) in investing activities                                            -           (926,798)          (927,609)
                                                                          ---------------   --------------     --------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable to related party                                                   25,000           15,692             40,692
  Repayment of loan to related party                                              (3,000)          (1,085)            (4,085)
  Sale of common stock                                                               -          1,000,000          1,030,000
                                                                          ---------------   --------------     --------------

  Net cash provided by financing activities                                       22,000        1,014,607          1,066,607
                                                                          ---------------   --------------     --------------


NET INCREASE (DECREASE) IN CASH                                                   (6,785)         581,695            582,986


CASH, BEGINNING OF PERIODS                                                         8,076            1,291                -
                                                                          ---------------   --------------     --------------


CASH, END OF PERIODS                                                      $        1,291    $     582,986      $     582,986
=============================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Stock issued for costs and expenses                                  $          -      $         -        $       1,400
                                                                          -------------     --------------     --------------
     Asset retirement cost incurred                                       $          -      $      (3,595)     $      (3,595)
                                                                          -------------     --------------     --------------
     Asset retirement obligation incurred                                 $          -      $       3,595      $       3,595
                                                                          -------------     --------------     --------------

   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Restated)
================================================================================

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

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Restated)
================================================================================


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

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Restated)
================================================================================


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SHARE BASED COMPENSATION

         In October 1995, SFAS 123 "Accounting for Stock-Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense to employees by adopting the fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB 25 for measurement. Compensation costs recorded in relation to the issuance of 200,000 options granted to an officer of the company in August 2005, with an exercise price less than the market value of the Company's stock on the date of grant were $20,000 (included in general and administrative expenses). Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards of stock options consistent with the method prescribed in SFAS 123, the Company's net
         (loss) and (loss) per share for the year ended October 31, 2005 would have increased to the pro forma amounts indicated below:

         ===============================================================================
                                                                                2005
         -------------------------------------------------------------------------------
         Loss as reported                                                  $    (75,101)
         Add stock-based compensation included in net loss                       20,000
         Deduct stock-based compensation expense using fair value method       (134,309)
                                                                           -------------
         Pro forma net loss                                                $   (189,410)
                                                                           =============

         Pro forma basic and diluted (loss) per common share               $      (0.01)

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

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Restated)
================================================================================

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $151, 972 through October 31, 2005 and at October 31, 2005, current liabilities exceeded current assets by $28,181. As of October 31, 2005, the Company has not commenced principal operations. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence development activities on its undeveloped oil and gas properties and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

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

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Restated)
================================================================================


NOTE 4 - UNDEVELOPED OIL AND GAS INTERESTS (CONTINUED)

         THREE SANDS PROSPECT

         The Company agreed to acquire a 40% working interest in Vector Exploration Inc.'s Three Sands Prospect for a total buy-in cost of $88,000 plus dry hole costs. The interests are located in Oklahoma.

         =======================================================================

         -----------------------------------------------------------------------
         Owl Creek Prospect, Oklahoma                            $      575,804
         Three Sands Prospect, Oklahoma                                 350,994
         Asset retirement cost                                            3,595
================================================================================
                                                                 $      930,393
================================================================================

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

         At October 31, 2005, the Company had the following stock options outstanding and exercisable:

        ========================================================================
                                       Exercise
                      Amount              Price        Expiry Date
        ------------------------------------- ----------------------------------

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

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Restated)
================================================================================


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

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Restated)
================================================================================

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
                                                                  ==========    ===========

         The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities at October 31, 2004 and 2005 are as follows:

                                                                     2004           2005
                                                                     ----           ----
           Deferred income tax assets
              Net operating losses                                $  19,262     $  252,415
              Valuation allowance                                   (19,262)       (37,996)
                                                                  ----------    -----------

                                                                          -        214,419
                                                                  ----------    -----------
           Deferred income tax liabilities
              Difference between income tax basis and net
              book value of oil and gas interests                         -       (214,419)
                                                                  ----------    -----------

           Net deferred income taxes                              $       -     $        -
                                                                  ==========    ===========

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

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Restated)
================================================================================

NOTE 10 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         In March 2006, the Company became aware that stock options issued to an officer during 2005 incurred $20,000 in unrecorded compensation expense, based on the intrinsic value of the stock options of $.10 per share, in accordance with APB 25. Accordingly, the Company is restating its previously issued financial statements for the year ended October 31, 2005.

         Set forth below is a comparison of the previously reported and restated Statement of Operations for the year ended October 31, 2005.

                                                                              Cumulative
                                                                             amounts from
                                                                             December 23,
                                                                           1998 (Inception)
                                                           December 31,     to October 31,
                                       Previously             2005               2005
                                        Reported            Restated           Restated
REVENUES                               $        -          $        -         $        -

EXPENSES
     General and administrative            53,144              73,144            140,975
     Interest expense - related             1,957               1,957              2,790
     Mineral exploration costs                  -                   -              8,207

NET (LOSS)                             $  (55,101)         $  (75,101)        $ (151,972)

NET (LOSS) PER COMMON SHARE
     Basic and Diluted                 $    (.002)         $    (.003)
