Form 10QSB/A
period 2006-01-31
BRINX RESOURCES LTD
filed 2006-05-11
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                AMENDMENT NO. 1


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

         This Form 10-QSB/A Amendment No. 1 amends the registrant's 10-QSB filing of March 22, 2006 as follows:

         (i) Part I, Item 3 on page 11 of Form 10-QSB now reflects that the evaluation undertaken by the registrant focused on disclosure controls and procedures;
         (ii) Part I, Item 3 on page 11 of Form 10-QSB now reflects the wording and requirements of Regulation SB 308(c);
         (iii) The registrant's financial statements for the quarter ended January 31, 2006 have been restated in connection with the stock option grant of August 9, 2005; and
         (iv) Item 2 (Management's Discussion and Analysis or Plan of Operations) now reflects the changes contained in the restated financial statements.

                              BRINX RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                JANUARY 31, 2006




                                                                            PAGE


Balance Sheets
  October 31, 2005 and January 31, 2006 (unaudited)                           4

Statements of Operations
  Three Months Ended January 31, 2006 and 2005
  and Cumulative Amounts from December 23, 1998 (Inception)
  to January 31, 2006 (unaudited)                                             5

Statements of Cash Flows for the Three Months Ended
  January 31, 2006 and 2005
  and Cumulative Amounts from December 23, 1998 (Inception)
  to January 31, 2006 (unaudited)                                             6

Notes to Financial Statements                                                 7

BRINX RESOURCES LTD.
(A Development Stage Company)
BALANCE SHEETS

==============================================================================================================================
                                                                                               October 31,       January 31,
                                                                                                      2005              2006
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (Unaudited)
ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                                              $      582,986    $      111,749
                                                                                           ---------------   ---------------

    Total Current Assets                                                                          582,986           111,749

UNDEVELOPED MINERAL PROPERTY                                                                          811               811
UNDEVELOPED OIL AND GAS INTERESTS, AT COST, FULL COST METHOD OF ACCOUNTING (Note 3)               930,393         1,487,332
                                                                                           ---------------   ---------------

TOTAL ASSETS                                                                               $    1,514,190    $    1,599,892
============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                               $      570,229    $      186,236
    Due to related party                                                                            1,541             1,541
    Loans payable to related parties (Note 6)                                                      39,397            40,028
                                                                                           ---------------   ---------------

    Total Current Liabilities                                                                     611,167           227,805

ASSET RETIREMENT OBLIGATION                                                                         3,595             3,595
                                                                                           ---------------   ---------------

TOTAL LIABILITIES                                                                                 614,762           231,400
                                                                                           ---------------   ---------------

STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value; authorized - 1,000,000 shares
       Issued - none
    Common stock - $0.001 par value; authorized - 100,000,000 shares
       Issued and outstanding - 23,591,392 shares (2006)                                           23,300            23,591
    Capital in excess of par value                                                              1,028,100         1,537,749
    (Deficit) accumulated during the development stage                                           (151,972)         (192,848)
                                                                                           ---------------   ---------------

    Total stockholders' equity                                                                    899,428         1,368,492
                                                                                           ---------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $    1,514,190    $    1,599,892
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

BRINX RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

============================================================================================================================

                                                                                                                  Cumulative
                                                                             For the Three    For the Three     Amounts From
                                                                              Month Period     Month Period        Inception
                                                                                     Ended            Ended       (12/23/98)
                                                                               January 31,      January 31,               To
                                                                                      2005             2006      January 31,
                                                                                                                        2006
----------------------------------------------------------------------------------------------------------------------------

REVENUES                                                                  $            -    $           -    $            -
                                                                          ---------------   ---------------  ---------------


EXPENSES
    General and administrative                                            $        4,138    $      40,245    $      181,220
    Interest expense - related                                                       271              631             3,421
    Mineral exploration costs                                                          -                -             8,207
                                                                          ---------------   ---------------  ---------------


NET (LOSS)                                                                $       (4,409)   $     (40,876)   $     (192,848)
============================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                                         $            -    $      (0.002)
============================================================================================================================

WEIGHTED  AVERAGE  NUMBER  OF  COMMON
SHARES OUTSTANDING
BASIC AND DILUTED                                                             22,800,000        23,407,688
============================================================================================================================

   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

==============================================================================================================================
                                                                            For the Three     For the Three         Cumulative
                                                                             Month Period      Month Period       Amounts From
                                                                                    Ended             Ended          Inception
                                                                              January 31,       January 31,         (12/23/98)
                                                                                     2005              2006                 To
                                                                                                                   January 31,
                                                                                                                          2006
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                              $        (4,409)   $      (40,876)    $    (192,848)
  Adjustments to reconcile net (loss) to net cash (used) by operating activities
     Stock issued for costs and expenses                                                -                 -             1,400
     Stock option expense                                                               -                 -            20,000
     Interest payable - related                                                       271               631             3,421

  Change in non-cash working capital item:
     Increase (decrease) in accounts payable and accrued liabilities               (9,280)         (383,993)          186,236
     Increase in due to related party                                                 175                 -             1,541
                                                                          ----------------   ---------------    --------------

  Net cash (used) by operating activities                                         (13,243)         (424,238)           19,750
                                                                          ----------------   ---------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase and exploration of undeveloped oil and gas interests                         -          (556,939)       (1,483,737)
  Purchase of undeveloped mineral interests                                             -                 -              (811)
                                                                          ----------------   ---------------    --------------

  Net cash (used) in investing activities                                               -          (556,939)       (1,484,548)
                                                                          ----------------   ---------------    --------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable to related party                                                    12,441                 -            40,692
  Repayment of loan to related party                                                    -                 -            (4,085)
  Sale of common stock                                                                  -           509,940         1,539,940
                                                                          ----------------   ---------------    --------------

  Net cash provided by financing activities                                        12,441           509,940         1,576,547
                                                                          ----------------   ---------------    --------------


NET INCREASE (DECREASE) IN CASH                                                      (802)         (471,237)          111,749


CASH, BEGINNING OF PERIODS                                                          1,291           582,986                 -
                                                                          ----------------   ---------------    --------------


CASH, END OF PERIODS                                                      $           489    $      111,749     $     111,749
==============================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     Stock issued for costs and expenses                                  $             -    $            -     $       1,400
                                                                          ----------------   ---------------    --------------

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

NOTE 2 - BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet, the Company has accumulated a deficit of $192,848 through January 31, 2006 and at January 31, 2006, current liabilities exceeded current assets by $116,056. As of January 31, 2006, the Company has not commenced principal operations. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence development activities on its undeveloped oil and gas properties and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

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


         Our accumulated deficit through January 31, 2006 was $192,848.


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


ITEM 3.  CONTROLS AND PROCEDURES


         Our sole officer, based on his evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of January 31, 2006, has concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.



         Our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and that there were no significant deficiencies or material weaknesses in our internal controls.

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

                                    BRINX RESOURCES LTD.
                                    (Registrant)


Date:   May 11, 2006                By:  /s/ LEROY HALTERMAN
                                       -----------------------------------------
                                         Leroy Halterman, President
                                         (Principal financial officer)