Form 10QSB
period 2006-04-30
BRINX RESOURCES LTD
filed 2006-06-19
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: April 30, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from __________________ to _________________

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
           24,145,222 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                  MAY 31, 2006

Transitional Small Business Disclosure Format (check one):   Yes     No X
                                                                ----   ----

                              BRINX RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      INDEX TO INTERIM FINANCIAL STATEMENTS
                                 APRIL 30, 2006





                                                                            PAGE

   Balance Sheets
     October 31, 2005 and April 30, 2006 (unaudited)                          3

   Statements of Operations
     Three and Six Months Ended April 30, 2005 and 2006 and
     Cumulative Amounts from December 23, 1998 (Inception)
     to April 30, 2006 (unaudited)                                            4


   Statements of Cash Flows
     Six Months Ended April 30, 2005 and 2006 and
     Cumulative Amounts from December 23, 1998 (Inception)
     to April 30, 2006 (unaudited)                                            5



   Notes to Interim Financial Statements                                      6

BRINX RESOURCES LTD.
(A Development Stage Company)
BALANCE SHEETS

============================================================================================================================
                                                                                               October 31,         April 30,
                                                                                                  2005              2006
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (unaudited)

ASSETS


CURRENT ASSETS
     Cash and cash equivalents                                                             $      582,986    $       47,447
         Accounts receivable                                                                            -            21,191
                                                                                           ---------------   ---------------

         Total current assets                                                                     582,986            68,638

UNDEVELOPED MINERAL INTERESTS, AT COST (Note 3)                                                       811               811
OIL AND GAS INTERESTS, AT COST, FULL COST METHOD OF ACCOUNTING (Note 4)                           930,393         1,929,968
                                                                                           ---------------   ---------------

TOTAL ASSETS                                                                               $    1,514,190    $    1,999,417
============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                               $      570,229    $      119,135
    Due to related party (Note 7)                                                                   1,541             1,541
    Loans and interest payable to related parties (Note 7)                                         39,397            42,332
                                                                                           ---------------   ---------------

    Total current liabilities                                                                     611,167           163,008

ASSET RETIREMENT OBLIGATION (Note 6)                                                                3,595            17,875
                                                                                           ---------------   ---------------

TOTAL LIABILITIES                                                                                 614,762           180,883
                                                                                           ---------------   ---------------

STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value; authorized - 1,000,000 shares
       Issued - none                                                                                    -                 -
    Common stock (Note 5) - $0.001 par value; authorized - 100,000,000 shares
       Issued and outstanding - 23,960,622 shares                                                  23,300            23,961
    Capital in excess of par value                                                              1,028,100         2,037,378
    (Deficit) accumulated during the development stage                                           (151,972)         (242,805)
                                                                                           ---------------   ----------------

    Total stockholders' equity                                                                    899,428         1,818,534
                                                                                           ---------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $    1,514,190    $    1,999,417
============================================================================================================================


              The accompanying notes are an integral part of these
                          interim financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

==============================================================================================================================
                                                                                                                  Cumulative
                                                                                                                 Amounts From
                                          For the Three     For the Three     For the Six       For the Six      December 23,
                                           Month Period      Month Period     Month Period     Month Period          1998
                                              Ended             Ended            Ended             Ended        (Inception) to
                                            April 30,      April 30, 2006      April 30,         April 30,        April 30,
                                               2005                               2005              2006             2006
------------------------------------------------------------------------------------------------------------------------------

REVENUES                                 $            -    $       44,270   $            -    $       44,270   $       44,270
                                         ---------------   ---------------  ---------------   ---------------  ---------------

DIRECT COSTS
      Production costs                                -            10,100                -            10,100           10,100
      Depletion and accretion                         -            20,218                -            20,218           20,218
                                         ---------------   ---------------  ---------------   ---------------  ---------------
                                                      -            30,318                -            30,318           30,318
                                         ---------------   ---------------  ---------------   ---------------  ---------------

EXPENSES
    General and administrative                    6,880            63,265           11,018           103,510          244,485
    Interest expense - related                      508               644              779             1,275            4,065
    Mineral exploration costs                         -                 -                -                 -            8,207
                                         ---------------   ---------------  ---------------   ---------------  ---------------
                                                  7,388            63,909           11,797           104,785          256,757
                                         ---------------   ---------------  ---------------   ---------------  ---------------

NET (LOSS) FOR THE PERIOD                $       (7,388)   $      (49,957)  $      (11,797)   $      (90,833)  $     (242,805)
==============================================================================================================================

NET (LOSS) PER COMMON SHARE -
BASIC AND DILUTED                        $            -    $       (0.002)  $       (0.001)   $       (0.004)
=============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -
BASIC AND DILUTED                            22,800,000        23,796,325       22,800,000        23,603,792
=============================================================================================================




              The accompanying notes are an integral part of these
                         interim financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

===================================================================================================================================
                                                                                                                       Cumulative
                                                                                                                      Amounts From
                                                                                   For the Six      For the Six       December 23,
                                                                                  Month Period      Month Period          1998
                                                                                      Ended            Ended         (Inception) to
                                                                                    April 30,        April 30,         April 30,
                                                                                      2005              2006              2006
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING
ACTIVITIES
  Net (Loss)                                                                     $      (11,797)   $     (90,833)   $     (242,805)
  Adjustments to reconcile net (loss) to
     net cash (used) in operating activities
      Depletion and accretion                                                                 -           20,218            20,218
      Stock option expense                                                                    -                -            20,000
     Stock issued for costs and expenses                                                      -                -             1,400
     Interest payable - related                                                             779            1,275             4,065

  Changes in non-cash working capital items:
        Decrease (increase) in accounts receivable                                            -          (21,191)          (21,191)
     Increase (decrease) in accounts payable and
       accrued liabilities                                                               (2,652)        (451,094)          119,135
     Increase in due to related party                                                       175            1,660             3,201
                                                                                 ---------------   --------------   ---------------

  Net cash (used) in operating activities                                               (13,495)        (539,965)          (95,977)
                                                                                 ---------------   --------------   ---------------


CASH FLOWS FROM (USED IN) INVESTING
ACTIVITIES
  Expenditures on oil and gas interests                                                       -       (1,005,513)       (1,932,311)
  Purchase of undeveloped mineral interests                                                   -                -              (811)
                                                                                 ---------------   --------------   ---------------

  Net cash (used) in investing activities                                                     -       (1,005,513)       (1,933,122)
                                                                                 ---------------   --------------   ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Loan payable to related party
                                                                                         12,441                -            40,692
    Repayment of loan to related party
                                                                                              -                -            (4,085)
  Sale of common stock                                                                        -        1,009,939         2,039,939
                                                                                 ---------------   --------------   ---------------

  Net cash provided by financing activities                                              12,441        1,009,939         2,076,546
                                                                                 ---------------   --------------   ---------------

NET INCREASE (DECREASE) IN CASH                                                          (1,054)        (535,539)           47,447

CASH, BEGINNING OF PERIODS                                                                1,291          582,986                 -
                                                                                 ---------------   --------------   ---------------

CASH, END OF PERIODS                                                             $          237    $      47,447    $       47,447
===================================================================================================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Stock issued for costs and expenses                                        $            -    $           -    $        1,440
                                                                                 ---------------   --------------   ---------------
      Asset retirement cost incurred                                             $            -    $     (13,666)   $      (17,261)
                                                                                 ---------------   --------------   ---------------
      Asset retirement obligation incurred                                       $            -    $      13,666    $       17,261
                                                                                 ---------------   --------------   ---------------

              The accompanying notes are an integral part of these
                         interim financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Period ended April 30, 2006
(unaudited)
================================================================================

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         Brinx Resources Ltd. (the "Company") was incorporated under the laws of the State of Nevada on December 23, 1998, issued its initial common stock in February 2001, and is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). During 2005 and the first quarter of 2006, the Company acquired undeveloped oil and gas interests and commenced exploration activities on those interests. The Company's undeveloped mineral interests are located in New Mexico and its undeveloped oil and gas interests are located in Oklahoma and Mississippi.

         The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the six-month period ended April 30, 2006 are not necessarily indicative of the operating results for the entire year.

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

         The results of operations for the six-month period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.


NOTE 2 - BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet, the Company has accumulated a deficit of $242,805 through April 30, 2006 and at April 30, 2006, current liabilities exceeded current assets by $94,370. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to continue exploration and development activities on its oil and gas interests and, ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

         These interim financial statements are prepared on the basis of the significant accounting policies disclosed in the Company's October 31, 2005 annual audited financial statements, except that the following significant accounting policies were adopted during the six months ended April 30, 2006:

         OIL AND GAS INTERESTS

         The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Period ended April 30, 2006
(unaudited)
================================================================================

NOTE 2 - BASIS OF ACCOUNTING (CONTINUED)


         development, including costs of unsuccessful exploration, are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas interests unless the sale represents a significant portion of oil and gas interests and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas interests is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

         Capitalized costs of oil and gas interests may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved interests. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. At April 30, 2006 the Company had no proved reserves.

         REVENUE RECOGNITION

         The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells and when ultimate collection is reasonably assured.

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

NOTE 4 - OIL AND GAS INTERESTS

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

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Period ended April 30, 2006
(unaudited)
================================================================================

NOTE 4 - OIL AND GAS INTERESTS (CONTINUED)

         The Company acquired one undeveloped oil and gas interest during 2006 as follows:

         PALMETTO POINT PROSPECT

         The Company acquired a 10% working interest in a 10 well program, Griffin & Griffin Exploration Inc.'s Palmetto Point Prospect, for a total buy-in cost of $350,000. The interests are located in Mississippi.

         DEPLETION

         Depletion recorded for the period requires management to make estimates and assumptions based on information available at the time.

================================================================================

--------------------------------------------------------------------------------
Owl Creek Prospect, Oklahoma                                     $    1,019,253
Three Sands Prospect, Oklahoma                                          563,058
Palmetto Point Prospect, Mississippi                                    350,000
Asset retirement cost
                                                                         17,261
Less: Accumulated depletion                                             (19,604)
================================================================================
                                                                 $    1,929,968
================================================================================

NOTE 5 - COMMON STOCK

         On December 28, 2005, the Company completed a 291,392 unit private placement at $1.75 per unit for gross proceeds of $509,936. Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $2.25 per share which expire on December 27, 2007.

         On February 28, 2006, the Company completed a 100,000 unit private placement at $1.50 per unit for gross proceeds of $150,000. Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $2.00 per share which expire on February 27, 2008.

         On March 15, 2006, the Company completed a 269,230 unit private placement at $1.30 per unit for gross proceeds of $349,999. Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $1.80 per share which expire on March 14, 2008.

         STOCK OPTIONS

         At April 30, 2006, the Company had the following stock options outstanding and exercisable:

================================================================================
                                       Exercise
                      Amount              Price       Expiry Date
--------------------------------------------------------------------------------

                     200,000            $  1.00       August 8, 2007
================================================================================

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Period ended April 30, 2006
(unaudited)
================================================================================

NOTE 5 - COMMON STOCK (CONTINUED)

         SHARE PURCHASE WARRANTS

         At April 30, 2006, the Company had the following share purchase warrants outstanding:

================================================================================
                                       Exercise
                      Amount              Price       Expiry Date
--------------------------------------------------------------------------------

                     500,000            $  2.50       August 29, 2007
                     291,392               2.25       December 27, 2007
                     100,000               2.00       February 27, 2008
                     269,230               1.80       March 14, 2008
================================================================================
                   1,160,622
================================================================================


NOTE 6 - ASSET RETIREMENT OBLIGATION

================================================================================
                                                     April 30,       October 31,
                                                          2006              2005
--------------------------------------------------------------------------------
Balance, beginning of period                      $      3,595     $          -
Liabilities assumed                                     13,666            3,595
Accretion expense                                          614                -
================================================================================
                                                  $     17,875     $      3,595
================================================================================

         The reclamation obligation relates to the Kodesh wells at the Three Sands Property and the Powell #1 and the Johnson #1 wells at the Owl Creek Property. The present value of the reclamation liability may be subject to change based on management's current estimates, changes in remediation technology or changes to the applicable laws and regulations. Such changes will be recorded in the accounts of the Company as they occur.


NOTE 7 -   RELATED PARTY TRANSACTIONS

         During the six months ended April 30, 2006, the Company entered into the following transactions with related parties:

         a) As of April 30, 2006, loans due to related parties have been extended to December 31, 2006, with interest at 6% per annum.

         b) Accrued interest expense of $1,275 on loans payable to related parties.

         c)     Paid $30,000 in management fees to the President of the Company.

         d) Paid $12,971 to a related entity for administration services performed on behalf of the Company.

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Period ended April 30, 2006
(unaudited)
================================================================================
NOTE 8 - SUBSEQUENT EVENTS

         On May 3, 2006, the Company completed a 184,600 unit private placement at $1.30 per unit for gross proceeds of $239,980. Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $1.80 per share which expire on May 2, 2008.

         On June 1, 2006, the Company completed the sale of 20% of the Powell #2 well and future drill sites on the Owl Creek Project. The Company retains a 50% working interest in the Project. The agreement calls for a one-time cash payment to the Company of $300,000 and for each party to be responsible for their portion of the cost to complete the Powell #2 well and future drill sites. The Company retained a 70% interest in two spacing units of approximately 160 acres and the two wells located on them. These wells are the Johnson #1 and the producing well, the Powell #1.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims. We have since suspended our activities on the Antelope Pass Project in order to focus on our oil and gas interests. The Company's oil and gas interests in the Owl Creek Prospect and Three Sands Project, respectively, were acquired during fiscal year ended October 31, 2005. The Company's oil and gas interest in the Palmetto Point Project was acquired in late February 2006. At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

OIL AND GAS PROPERTIES

         OWL CREEK PROSPECT

         The Company completed the Powell #1 well on the Owl Creek Prospect in early February 2006. The Powell #1 well is now producing and selling oil and gas. The Company is also in the process of drilling the first offset development well to the Powell #1. A second potential pay zone in this well, the Upper Viola, may be tested during the next quarter.

         The Company commenced drilling on the Powell #2 well on May 1, 2006. By mid-May 2006, the Powell #2 well was drilled to a total depth of 5,617 feet. The results are positive as the Powell #2 well had two significant hydrocarbon shows. The first hydrocarbon showing in the Powell #2 was in the upper Viola. This showing was over 50 feet thick, and it appears productive on the logs. The second hydrocarbon showing was in a deeper pay zone. The logs indicate that this second zone has good porosity, permeability and calculated productive. The Powell #2 well is now waiting on a completion unit. The Company is presently evaluating a second well development location, an offset to the recently drilled Powell #2, for possible drilling in late June 2006.

           On June 1, 2006, the Company completed the sale of 20% of the Powell #2 well and future drill sites on the Owl Creek Project. The Company retains a 50% working interest in the Project. The agreement calls for a one-time cash payment to the Company of $300,000 and for each party to be responsible for their portion of the cost to complete the Powell #2 well and future drill sites. The Company retained a 70% interest in two spacing units of approximately 160 acres and the two wells located on them. These wells are the Johnson #1 and the producing well, the Powell #1.

         THREE SANDS PROJECT

         On the Three Sands Project, the drilling of the Kodesh #1 disposal well was completed on October 3, 2005 and the drilling of the Kodesh #2 production well was completed on October 23, 2005. Completion and equipping of these wells took place in mid-December through early January 2006. Production testing of the Kodesh #2 well began in January 2006 and to date, testing of various sizes of submersible pumps has been completed.

         PALMETTO POINT

         On February 28, 2006, the Company entered into an Assignment Agreement (the "Assignment Agreement") with Bud Enterprises, a British Columbia, Canada corporation, ("Assignor"). Assignor assigned to the Company all its interests in a Drilling Program Agreement previously entered into by Assignor and Griffin and Griffin LLC, a Mississippi limited liability company, on December 21, 2005 (the "Griffin Drilling Program Agreement"). Assignor's interest in the Griffin
Drilling Program includes a ten percent (10%) gross working interest before completion and an 8.5% gross working and revenue interest after completion in a new ten-hole drilling operation in Palmetto Point, Mississippi. The transaction closed on March 17, 2006. The Company paid cash in the amount of $350,000 to Assignor and assumed all of Assignor's obligations in connection with the Griffin Drilling Program Agreement. Targets at Palmetto Point are primarily, but not exclusively, natural gas. The operator, Griffin and Griffin LLC, has shot and analyzed areas of 3D seismic and identified over 80 drill targets.

         In early May 2006, drilling commenced at Palmetto Point. The first of ten wells (the F-40 well) to be drilled at Palmetto Point was completed in mid-May 2006. The results are positive as the initial core analysis and logs indicate two potentially productive gas zones within the sands of the Frio Formation. The F-40 well was drilled to a total depth of 3,892 feet and casing was run to total depth. Based on initial core analysis and logs, the well appears to have two Frio

Gas zones. The first zone appears from 2,749 feet to 2,751 feet and the second from 3,181 feet to 3,194 feet in depth. The F-40 well is now awaiting a completion unit.

         Drilling on the second well at Palmetto Point, well F-118, commenced in mid-May 2006. Drill logs and sidewall cores indicate that the F-118 well has at least 16 feet of pay. The F-118 well is now awaiting a completion unit. In late May 2006, we drilled the third well at Palmetto Point, well #121. However, after drilling and logging, this well was deemed non-commercial and we began drilling the fourth well, PP F#7, in early June 2006. After drilling and logging the PP F#7 well, this well was deemed non-commercial. As a result, production casing was not set on either well #121 or PP F#7. Drilling has now commenced on the PP F#39 well and at the time of this filing, the well is at a depth of 1,250 feet with a permitted depth of 3,900 feet. We expect to complete drilling on the PP F#39 well by mid-June 2006.

         The Company intends to complete six of the first ten wells by the end of June 2006.

PRIVATE PLACEMENTS AND PARTIAL SALE OF THE OWL CREEK PROJECT INTEREST

         On December 28, 2005, the Company completed a 291,392 unit private placement at $1.75 per unit for gross proceeds of $509,936. Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $2.25 per share which expire on December 27, 2007.

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

           The proceeds from the private placements listed above, (and the private placement of May 3, 2006 and the partial sale of the Owl Creek Prospect, as discussed in Note 8 to the Financial Statements), are insufficient to cover our costs associated with the Owl Creek Prospect, the Three Sands Project, the Palmetto Point Project and our other working capital requirements. We expect that we will require additional funding to cover these anticipated costs. We further anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our cash requirements. We believe that debt financing will not be an alternative for our exploration program. We do not have any arrangements in place for any future equity financing as of the date of this report.

RESULTS OF OPERATIONS

         We generated revenues during the three months ended April 30, 2006 of $44,270, all related to our Powell #1and Kodesh #2 wells on the Owl Creek Prospect. However, we anticipate that we will not substantially increase our revenues until such time as we have entered into commercial production of our other oil and gas and mineral properties. We are presently in the development stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral or oil and gas resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral and oil and gas properties.

         For the three months ended April 30, 2005 and April 30, 2006, we incurred losses of $7,388 and $49,957, respectively. Our general and administrative costs increased from $6,880 for the three months ended April 30, 2005 to $63,265 for the three months ended April 30, 2006. The increase is attributable to management fee expenses of $15,000, consulting fees of $11,921, legal costs of $18,646 and office and administrative costs of $17,698. We had no mineral exploration costs on our undeveloped mineral property for the three months ended April 30, 2005 or April 30, 2006, respectively.

         Our accumulated deficit through April 30, 2006 was $242,805.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 2006, we had cash of $47,447 and a working capital deficit of $94,370, as compared to cash of $582,986 and a working capital deficit of $28,181 as of October 31, 2005. For the six months ended April 30, 2006, cash of $1,009,939 was provided through private placements of our common stock. Our accounts payable and accrued liabilities decreased from $570,229 at October 31, 2005 to $119,135 at April 30, 2006. For the six months ended April 30, 2006, we used cash of $539,965 for operating activities and cash of $1,005,513 for the exploration of the Owl Creek Prospect, the Three Sands Project and the Palmetto Point Project.

         At April 30, 2006, $43,873 was owed to the related parties.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Our sole officer, based on his evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of April 30, 2006, has concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

         Our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and that there were no significant deficiencies or material weaknesses in our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On December 28, 2005, we completed a private placement of our common stock with Ritornello Group SA, a private investment company based in Panama City, Panama ("Ritornello") in the amount of $509,936. We issued 291,392 restricted units to Ritornello at the price of $1.75 per unit. Each unit was comprised of one common share and one common share purchase warrant exercisable at $2.25 per share within 24 months of issuance. The offer and sale of units was made in reliance upon the provisions of Regulation S under the United States Securities Act of 1933, as amended.

         On February 28, 2006, we completed a private placement of our common stock with Ritornello in the amount of $150,000. We issued 100,000 restricted units to Ritornello at the price of $1.50 per unit. Each unit was comprised of one common share and one common share purchase warrant exercisable at $2.00 per share within 24 months of issuance. The offer and sale of units was made in reliance upon the provisions of Regulation S under the United States Securities Act of 1933, as amended.

         On March 15, 2006, we completed a private placement of our common stock with Torito Business Corp., a private investment company based in Panama City, Panama ("Torito") in the amount of $349,999. We issued 269,230 restricted units to Torito at the price of $1.30 per unit. Each unit was comprised of one common share and one common share purchase warrant exercisable at $1.80 per share within 24 months of issuance. The offer and sale of units was made in reliance upon the provisions of Regulation S under the United States Securities Act of 1933, as amended.

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

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
  10.4 Notice of Intent to Hold Kendra #1-8, Lode Mining Claims dated August 23, 2002, by Leroy Halterman (1)
--------------------------------------------------------------------------------
  10.5         Promissory note to Marc Cabianca dated December 18, 2003 (3)
--------------------------------------------------------------------------------
  10.6         Loan commitment from Kenneth A. Cabianca dated November 26, 2003
               (3)
--------------------------------------------------------------------------------
  10.7         Promissory note to Kenneth A. Cabianca dated January 26, 2005 (4)
--------------------------------------------------------------------------------
  10.8         Promissory note to Kenneth A. Cabianca dated May 11, 2005 (5)
--------------------------------------------------------------------------------
  10.9         Promissory note to Kenneth A. Cabianca dated June 22, 2005 (5)
--------------------------------------------------------------------------------
  10.10        Promissory note to Kenneth A. Cabianca dated July 25, 2005 (5)
--------------------------------------------------------------------------------
  10.11        Letter Agreement with Ranken Energy dated August 10, 2005 (5)
--------------------------------------------------------------------------------
  10.12 Allonge to promissory note to Kenneth A. Cabianca dated August 30, 2005 (5)
--------------------------------------------------------------------------------
  10.13        Letter Agreement with Vector Exploration, Inc. dated October 6,
               2005 (6)
--------------------------------------------------------------------------------
  10.14        Allonge to promissory note to Marc Cabianca dated December 18,
               2005 (7)
--------------------------------------------------------------------------------
  10.15 Allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
  10.16 Allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
  10.17 Allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
  10.18 Allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
  10.19 Allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
  10.20 Second allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
  10.21 Assignment Agreement Letter Agreement between Brinx Resources Ltd. and Bud Enterprises dated February 28, 2006 (8)
--------------------------------------------------------------------------------
  10.22 Extension Agreement between Brinx Resources Ltd. and Bud Enterprises dated March 14, 2006 (8)
--------------------------------------------------------------------------------
  10.23 Assignment and Assumption Agreement with Delta Oil and Gas Inc., dated June 1, 2006 (9)
--------------------------------------------------------------------------------
  16.1         Letter from Wheeler Wasoff, P.C. dated January 20, 2006 (10)
--------------------------------------------------------------------------------
  31.1         Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

--------------------

(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-1, file number 333-102441.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended October 31, 2003, filed February 4, 2004.
(4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended October 31, 2004, filed February 10, 2005.
(5) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended July 31, 2005, filed September 14, 2005.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 6, 2005, filed October 12, 2005.
(7) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended October 31, 2005, filed February 14, 2006.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated February 28, 2006, filed February 9, 2006.
(9) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated June 1, 2006, filed June 2, 2006.
(10) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated January 20, 2006, filed February 9, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BRINX RESOURCES LTD.
                                       (Registrant)


Date:   June 19, 2006                  By: /s/ LEROY HALTERMAN
                                          --------------------------------------
                                              Leroy Halterman,
                                              President, Secretary & Treasurer
                                              (principal executive and financial
                                              officer)