Form 10QSB
period 2006-07-31
BRINX RESOURCES LTD
filed 2006-09-19
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: July 31, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from                   to
                                       ------------------    -----------------

                        Commission file number 333-102441

                              BRINX RESOURCES LTD.
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                                  98-0388682
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
    24,529,832 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF AUGUST 31, 2006

Transitional Small Business Disclosure Format (check one):   Yes     No  X
                                                                ---     ---

                              BRINX RESOURCES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      INDEX TO INTERIM FINANCIAL STATEMENTS
                                  JULY 31, 2006



                                                                          PAGE

Balance Sheets
  October 31, 2005 and July 31, 2006 (unaudited)                            3

Statements of Operations
  Three and Nine Months Ended July 31, 2005 and 2006 and
  Cumulative Amounts from December 23, 1998 (Inception)
  to July 31, 2006 (unaudited)                                              4


Statements of Cash Flows
  Nine Months Ended July 31, 2005 and 2006 and
  Cumulative Amounts from December 23, 1998 (Inception)
  to July 31, 2006 (unaudited)                                              5



Notes to Interim Financial Statements (unaudited)                         6 - 10

BRINX RESOURCES LTD.
(A Development Stage Company)
BALANCE SHEETS

=================================================================================================================
                                                                                  October 31,      July 31,
                                                                                      2005           2006
-----------------------------------------------------------------------------------------------------------------
                                                                                                  (unaudited)


ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                                    $      582,986    $      591,651
   Accounts receivable                                                                       -           166,851
                                                                                ---------------   ---------------

   Total current assets                                                                582,986           758,502

UNDEVELOPED MINERAL INTERESTS, AT COST (Note 3)                                            811               811
OIL AND GAS INTERESTS, AT COST, FULL COST METHOD OF ACCOUNTING (Note 4)                930,393         1,961,164
                                                                                ---------------   ---------------

TOTAL ASSETS                                                                    $    1,514,190    $    2,720,477
=================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                     $      570,229    $       85,995
   Due to related party (Note 7)                                                         1,541                 -
   Loans and interest payable to related parties (Note 7)                               39,397            42,839
                                                                                ---------------   ---------------

   Total current liabilities                                                           611,167           128,834

ASSET RETIREMENT OBLIGATIONS (Note 6)                                                    3,595            24,740
                                                                                ---------------   ---------------

TOTAL LIABILITIES                                                                      614,762           153,574
                                                                                ---------------   ---------------

STOCKHOLDERS' EQUITY
   Preferred stock - $0.01 par value; authorized - 1,000,000 shares
      Issued - none                                                                          -                 -
   Common stock (Note 5) - $0.001 par value; authorized - 100,000,000 shares
      Issued and outstanding - 24,529,832 shares at July 31, 2006 and
      23,300,000 shares at October 31, 2006                                             23,300            24,530
   Capital in excess of par value                                                    1,028,100         2,776,017
   (Deficit) accumulated during the development stage                                 (151,972)         (233,644)
                                                                                ---------------   ---------------

   Total stockholders' equity                                                          899,428         2,566,903
                                                                                ---------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    1,514,190    $    2,720,477
=================================================================================================================

              The accompanying notes are an integral part of these
                         interim financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

=============================================================================================================================
                                                                                                                Cumulative
                                                                                                               Amounts From
                                          For the Three     For the Three     For the Nine     For the Nine    December 23,
                                           Month Period     Month Period      Month Period     Month Period         1998
                                              Ended             Ended            Ended             Ended      (Inception) to
                                             July 31,       July 31, 2006       July 31,          July 31,        July 31,
                                               2005                               2005              2006            2006
-----------------------------------------------------------------------------------------------------------------------------


REVENUES                                 $            -     $     205,718     $           -    $     249,988   $     249,988
                                         ---------------    --------------    --------------   --------------  --------------


DIRECT COSTS
   Production costs                                   -            41,202                 -           51,302          51,302
   Depletion and accretion                            -            89,459                 -          109,677         109,677
                                         ---------------    --------------    --------------   --------------  --------------
                                                      -           130,661                 -          160,979         160,979
                                         ---------------    --------------    --------------   --------------  --------------

EXPENSES
   General and administrative                     2,074            65,206            13,092          168,716         309,691
   Interest expense - related                       550               690             1,329            1,965           4,755
   Mineral exploration costs                          -                 -                 -                -           8,207
                                         ---------------    --------------    --------------   --------------  --------------
                                                  2,624            65,896            14,421          170,681         322,653
                                         ---------------    --------------    --------------   --------------  --------------

NET INCOME (LOSS) FOR THE PERIOD         $       (2,624)    $       9,161     $     (14,421)   $     (81,672)  $    (233,644)
=============================================================================================================================

NET (LOSS) PER COMMON SHARE -
BASIC AND DILUTED                        $            -     $           -     $      (0.001)   $      (0.003)
=============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -
BASIC AND DILUTED                            22,800,000        24,147,396        22,800,000       23,786,985
=============================================================================================================






              The accompanying notes are an integral part of these
                         interim financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

==================================================================================================================================
                                                                                                                       Cumulative
                                                                                  For the Nine      For the Nine      Amounts From
                                                                                  Month Period      Month Period      December 23,
                                                                                      Ended            Ended              1998
                                                                                    July 31,          July 31,       (Inception) to
                                                                                      2005              2006            July 31,
                                                                                                                          2006
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING
ACTIVITIES
  Net (Loss)                                                                      $    (14,421)     $    (81,672)    $   (233,644)
  Adjustments to reconcile net (loss) to
     net cash (used) in operating activities
     Depletion and accretion                                                                 -           109,677          109,677
     Stock option expense                                                                    -                 -           20,000
     Stock issued for costs and expenses                                                     -                 -            1,400
     Interest payable - related                                                          1,329             1,965            4,755

  Changes in non-cash working capital items:
     Decrease (increase) in accounts receivable                                              -          (166,851)        (166,851)
     Increase (decrease) in accounts payable and
       accrued liabilities                                                              (2,685)         (484,234)          85,995
     Increase (decrease) in due to related party                                           175               (65)           1,476
                                                                                 --------------     -------------    -------------

  Net cash (used) in operating activities                                              (15,602)         (621,180)        (177,192)
                                                                                 --------------     -------------    -------------

CASH FLOWS FROM (USED IN) INVESTING
ACTIVITIES
  Expenditures on oil and gas interests                                                      -        (1,419,302)      (2,346,100)
  Proceeds from sale of oil and gas interests                                                -           300,000          300,000
  Purchase of undeveloped mineral interests                                                  -                 -             (811)
                                                                                 --------------     -------------    -------------

  Net cash (used) in investing activities                                                    -        (1,119,302)      (2,046,911)
                                                                                 --------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                                       -         1,749,600        2,779,600
  Share issue costs paid                                                                     -              (453)            (453)
  Net proceeds from bank overdraft                                                           4                 -                -
  Loan payable to related party                                                         14,307                 -           40,692
  Repayment of loan to related party                                                         -                 -           (4,085)
                                                                                 --------------     -------------    -------------

  Net cash provided by financing activities                                             14,311         1,749,147        2,815,754
                                                                                 --------------     -------------    -------------

NET INCREASE (DECREASE) IN CASH                                                         (1,291)            8,665          591,651

CASH, BEGINNING OF PERIODS                                                               1,291           582,986                -
                                                                                 --------------     -------------    -------------

CASH, END OF PERIODS                                                             $           -      $    591,651     $    591,651
==================================================================================================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Stock issued for costs and expenses                                        $           -      $          -     $      1,440
                                                                                 --------------     -------------    -------------
      Asset retirement cost incurred                                             $           -      $    (19,884)    $    (23,480)
                                                                                 --------------     -------------    -------------
      Asset retirement obligation incurred                                       $           -      $     19,884     $     23,480
                                                                                 --------------     -------------    -------------

              The accompanying notes are an integral part of these
                          interim financial statements.

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Period ended July 31, 2006
(unaudited)
================================================================================

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         Brinx Resources Ltd. (the "Company") was incorporated under the laws of the State of Nevada on December 23, 1998, issued its initial common stock in February 2001, and is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). During 2005, the Company acquired undeveloped oil and gas interests and commenced exploration activities on those interests. The Company's undeveloped mineral interests are located in New Mexico and its undeveloped oil and gas interests are located in Oklahoma and Mississippi. During the year to date 2006, a nominal amount of production occurred. See Note 4.

         The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the nine month period ended July 31, 2006 are not necessarily indicative of the operating results for the entire year.

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


NOTE 2 - BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $233,644 through July 31, 2006. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to fund exploration and development activities on its oil and gas interests and, ultimately, to achieve profitable operations. Management believes that it can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

         These interim financial statements are prepared on the basis of the significant accounting policies disclosed in the Company's October 31, 2005 annual audited financial statements, except that the following significant accounting policies were adopted during the nine months ended July 31, 2006:

         OIL AND GAS INTERESTS

         The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas interests unless the

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Period ended July 31, 2006
(unaudited)
================================================================================

NOTE 2 - BASIS OF ACCOUNTING (CONTINUED)

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

NOTE 4 - OIL AND GAS INTERESTS

         The Company acquired two undeveloped oil and gas interests during 2005 as follows:

         OWL CREEK PROSPECT

         On August 10, 2005, the Company acquired a 70% working interest in Ranken Energy Corporation's Owl Creek Prospect for a total buy-in cost of $211,750 plus dry hole costs. The interest is located in Oklahoma.

         On June 1, 2006, the Company completed the sale of 20% of the Powell #2 well and future drill sites on the Owl Creek Project. The Company retains a 50% working interest in the Project. The agreement calls for a one-time cash payment to the Company of $300,000 and for each party to be responsible for their portion of the cost to complete the Powell #2 well and future drill sites. The Company retained a 70% interest in two spacing units

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Period ended July 31, 2006
(unaudited)
================================================================================
NOTE 4 - OIL AND GAS INTERESTS (CONTINUED)

         of approximately 160 acres and the two wells located on them. These wells are the Johnson #1 and the producing well, the Powell #1.

         See Note 8.

         THREE SANDS PROSPECT

         On October 6, 2005, the Company acquired a 40% working interest in Vector Exploration Inc.'s Three Sands Prospect for a total buy-in cost of $88,000 plus dry hole costs. The interests are located in Oklahoma.

         The Company acquired one undeveloped oil and gas interest during the nine months ended July 31, 2006 as follows:

         PALMETTO POINT PROSPECT

         On February 28, 2006, the Company acquired a 10% working interest before production and an 8.5% interest after production in a 10 well program at Griffin & Griffin Exploration Inc.'s Palmetto Point Prospect for a total buy-in cost of $350,000. The interests are located in Mississippi.

         DEPLETION

         Depletion recorded for the period requires management to make estimates and assumptions based on information available at the time.

         =======================================================================
         -----------------------------------------------------------------------
         Owl Creek Prospect, Oklahoma                            $    1,102,247
         Three Sands Prospect, Oklahoma                                 593,853
         Palmetto Point Prospect, Mississippi                           350,000
         Asset retirement cost                                           23,480
         Less: Accumulated depletion                                   (108,416)
         -----------------------------------------------------------------------
                                                                 $    1,961,164
         =======================================================================

NOTE 5 - COMMON STOCK

         On December 28, 2005, the Company completed a 291,392 unit private placement at $1.75 per unit for gross proceeds of $509,936. Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $2.25 per share which expire on December 27, 2007.

         On February 28, 2006, the Company completed a 100,000 unit private placement at $1.50 per unit for gross proceeds of $150,000. Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $2.00 per share which expires on February 27, 2008.

         On March 15, 2006, the Company completed a 269,230 unit private placement at $1.30 per unit for gross proceeds of $349,999. Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $1.80 per share which expires on March 14, 2008.

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Period ended July 31, 2006
(unaudited)
================================================================================

NOTE 5 - COMMON STOCK (CONTINUED)

         On May 3, 2006, the Company completed a 184,600 unit private placement at $1.30 per unit for gross proceeds of $239,980. Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $1.80 per share which expires on May 2, 2008.

         On July 31, 2006, the Company completed a 384,610 unit private placement at $1.30 per unit for gross proceeds of $499,993. Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $1.80 per share which expires on July 30, 2008.

         STOCK OPTIONS

         At July 31, 2006, the Company had the following stock options outstanding and exercisable:

         =======================================================================
                                         Exercise
                        Amount              Price       Expiry Date
         -----------------------------------------------------------------------

                       200,000            $  1.00       August 8, 2007
         =======================================================================


         SHARE PURCHASE WARRANTS

         At July 31, 2006, the Company had the following share purchase warrants outstanding:

         =======================================================================
                                         Exercise
                        Amount              Price       Expiry Date
         -----------------------------------------------------------------------

                       500,000            $  2.50       August 29, 2007
                       291,392               2.25       December 27, 2007
                       100,000               2.00       February 27, 2008
                       269,230               1.80       March 14, 2008
                       184,600               1.80       May 2, 2008
                       384,610               1.80       July 30, 2008
         -----------------------------------------------------------------------
                     1,729,832
         =======================================================================

NOTE 6 - ASSET RETIREMENT OBLIGATIONS

         =======================================================================
                                                      July 31,       October 31,
                                                          2006              2005
         -----------------------------------------------------------------------
         Balance, beginning of period             $      3,595     $          -
         Liabilities assumed                            19,884            3,595
         Accretion expense                               1,261                -
         -----------------------------------------------------------------------
                                                  $     24,740     $      3,595
         =======================================================================

         The reclamation obligation relates to the Kodesh wells at the Three Sands Property; Powell #1 and #2 and

BRINX RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Period ended July 31, 2006
(unaudited)
================================================================================

NOTE 6 - ASSET RETIREMENT OBLIGATIONS (CONTINUED)

         Johnson #1 wells at the Owl Creek Property and the F36-2, F-39, F-40, F-42 and F-118 wells at the Palmetto Point Project. The present value of the reclamation liability may be subject to change based on management's current estimates, changes in remediation technology or changes to the applicable laws and regulations. Such changes will be recorded in the accounts of the Company as they occur.

NOTE 7 - RELATED PARTY TRANSACTIONS

         During the nine months ended July 31, 2006, the Company entered into the following transactions with related parties:

         a) As of July 31, 2006, loans due to related parties have been extended to December 31, 2006, with interest at 6% per annum.

         b) Accrued interest expense of $1,965 on loans payable to related parties.

         c)   Paid $45,000 in management fees to the President of the Company.

         d)   Paid $16,971 to a related entity for administration services.

NOTE 8 - SUBSEQUENT EVENTS

         On August 2, 2006, the Company signed a memorandum to participate in two proposed drilling programs located in Mississippi and Louisiana. The Company will have a 10% working interest before production and a prorated reduced working interest after production based on the operator's interest portion, as stated in the agreement based on the specific wells listed. The Company has paid $100,000 and is committed to a further $300,000, with $200,000 payable on or before October 1, 2006 and $100,000 payable on or before November 1, 2006.

         On August 3, 2006, the Company completed the sale of 7.5% of the Powell #2 well and future drill sites on the Owl Creek Project. The Company retains a 42.5% working interest in the Project. The agreement calls for a one-time cash payment to the Company of $100,000 and for each party to be responsible for their portion of the cost to complete the Isbill #1-36 well and future exploration. The Company retained a 70% interest in two spacing units of approximately 160 acres and the two wells located on them and a third spacing unit of approximately 80 acres where the Company retained a 50% interest. The 70% wells are the Johnson #1 and the producing well, the Powell #1. The 50% well and associated spacing unit is the producing well, the Johnson #2.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims. We have since suspended our activities on the Antelope Pass Project in order to focus on our oil and gas interests. Our oil and gas interests in the Owl Creek Prospect and Three Sands Project, respectively, were acquired during fiscal year ended October 31, 2005. Our oil and gas interest in the Palmetto Point Project was acquired in late February 2006. At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

OIL AND GAS PROPERTIES

         OWL CREEK PROSPECT

         In early June 2006, we acquired a 50% interest in an additional 85 leased acres located at the eastern end of the Owl Creek Prospect, increasing the project's scope to over 1,200 acres. We paid $17,000 for the additional acreage.

         We completed the Powell #1 well on the Owl Creek Prospect in early February 2006. The Powell #1 well is now producing and selling oil and gas. As of August 31, 2006, the Powell #1 well has produced 1,228 barrels of oil and 7,669 mcf of natural gas. We hold a 70% interest in the Powell #1 well.

         On June 1, 2006, we sold an undivided 20% of its 70% interest in the Powell #2 well and untested spacing units to Delta Oil and Gas Inc., a Nevada corporation ("Delta") for a lump sum cash payment of $300,000. Delta has funded its portion of the completion cost of the Powell #2 as well as costs related to future wells on the project. As a result of the sale to Delta, we now hold a 50% interest in the Powell #2 well.

         Subsequent to the sale to Delta, we completed drilling the Powell #2 well (late June 2006). As of August 31, 2006, the Powell #2 well has produced over 11,000 barrels of oil and 2.5 mcf of natural gas. The Powell #2 well is still flowing naturally though a 19/64-inch choke at a rate of 140 barrels oil and 40 to 50 mcf of natural gas per day.

         On August 3, 2006, we sold an additional 7.5% interest of our 50% interest in the untested acreage in the Owl Creek Prospect to Lexaria Corp., a Nevada corporation ("Lexaria"), for a lump sum payment of $100,000. As a result of the sale to Lexaria, we now retain a 42.5% interest in the untested acreage in the Owl Creek Project.

         In late August 2006, we commenced drilling the offset well to the Powell #2, the Isbill #1 well. The projected depth of the Isbill #1 well is 5,800 feet and it will reach total depth by mid October 2006. We hold 42.5% interest in the Isbill #1 well.

         We also have a 70% interest in the Johnson #1 well on the Owl Creek Prospect. This well has not produced any oil and gas and has not been plugged. The well is currently being held open as a possible salt-water disposal well for the Owl Creek Prospect.

         THREE SANDS PROJECT

         Drilling of the Kodesh #1 disposal well was completed on October 3, 2005 and drilling of the Kodesh #2 well was completed on October 23, 2005 on the Three Sands Project. Completion and equipping of these wells took place in mid-December 2005 through early January 2006. The Kodesh #2 well is now producing oil and gas on a daily basis and as of August 31, 2006, it has produced 1,471 barrels of oil and 1,890 mcf of natural gas.

         During the quarter ended July 31, 2006, we completed and processed the 3-D seismic survey on the Three Sands Project. We will review the data from the seismic survey during the next quarter to identify potential drilling targets. We anticipate that any potential drill targets identified from the seismic survey will be drilled during the last quarter of fiscal 2006.

         PALMETTO POINT

         On February 28, 2006, we entered into an Assignment Agreement (the "Assignment Agreement") with Bud Enterprises, a British Columbia, Canada corporation, ("Assignor"). Assignor assigned to us all its interests in a Drilling Program Agreement previously entered into by Assignor and Griffin and Griffin LLC, a Mississippi limited liability company ("Griffin"), on December 21, 2005 (the "Griffin Drilling Program Agreement"). Assignor's interest in the Griffin Drilling Program includes a 10% gross working interest before completion and an 8.5% gross working and revenue interest after completion in a new ten-hole drilling operation in Palmetto Point, Mississippi. The transaction closed on March 17, 2006. We paid cash in the amount of $350,000 to Assignor and assumed all of Assignor's obligations in connection with the Griffin Drilling Program Agreement. Targets at Palmetto Point are primarily, but not exclusively, natural gas. The Drilling Program, conducted by Griffin in its capacity as operator, consists of drilling, logging, testing, completing and equipping wells for production (or if applicable, the plugging and abandonment of non-productive wells).

         As of the date of this filing, Griffin has shot and analyzed areas of 3D seismic and identified over 80 drill targets. In early May 2006, drilling of the initial ten wells at Palmetto Point commenced. Of the seven wells drilled at Palmetto Point to date, five wells are producing and selling natural gas. The five productive wells are the F-118, F-42, F-40, F-39 and F-36-2 wells. All five of these wells encountered natural gas and in addition, two of the wells, the F-42 and the F-39, also contained oil zones. Three wells remain to be drilled in this 10 well program. It is anticipated that the remaining three wells will be drilled by mid-October 2006.

         MISSISSIPPI FRIO-WILCOX JOINT VENTURE

         On August 2, 2006, we signed a memorandum with Griffin and Griffin LLC (the operator), Delta Oil and Gas, Inc., Turner Valley Oil and Gas Company, Lexaria Corporation, and the Stallion Group to participate in two proposed drilling programs located in Southwest Mississippi and Northeast Louisiana, comprised of up to 50 natural gas and/or oil wells. We will have a 10% working interest before production and a prorated reduced working interest after production based on the operator's interest portion, as stated in the agreement based on the specific wells listed. We have paid $100,000 and are committed to a further $300,000, with $200,000 payable on or before October 1, 2006 and $100,000 payable on or before November 1, 2006.

         The proposed wells will be targeting the Frio and Wilcox Geological formations. It is expected that drilling will commence by early October 2006. The first 20 proposed wells are located within tie-in range of existing pipeline infrastructures.

         PRIVATE PLACEMENTS

         On December 28, 2005, we completed a 291,392 unit private placement at $1.75 per unit for gross proceeds of $509,936. Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $2.25 per share which expires on December 27, 2007.

         On February 28, 2006, we completed a 100,000 unit private placement at $1.50 per unit, for gross proceeds of $150,000. Each unit consists of one share of stock and one stock purchase warrant exercisable at $2.00 per share which expires on February 27, 2008.

         On March 15, 2006, we completed a 269,230 unit private placement at $1.30 per unit, for gross proceeds of $349,999. Each unit consists of one share of stock and one stock purchase warrant exercisable at $1.80 per share which expires on March 14, 2008.

         On May 3, 2006, we completed a 184,600 unit private placement at $1.30 per unit for gross proceeds of $239,980. Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $1.80 per share which expires on May 2, 2008.

         On July 31, 2006, we completed a 384,610 unit private placement at $1.30 per unit for gross proceeds of $499,993. Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $1.80 per share which expires on July 30, 2008.

RESULTS OF OPERATIONS

         We generated revenues of $205,718 and $249,988 for the three months and nine months ended July 31, 2006, respectively, all from wells located at the Owl Creek Prospect and Three Sands Project. However, we anticipate that we will not substantially increase our revenues until such time as we have entered into further commercial production of our other oil and gas and mineral properties. We are presently in the development stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral or oil and gas resources on our properties.

         For the three months ended July 31, 2006, we had net income of $9,161, compared to a loss of $2,624 for the three months ended July 31, 2005. Our general and administrative costs increased from $2,074 for the three months ended July 31, 2005 to $65,206 for the three months ended July 31, 2006. This increase is attributable to management fee expenses of $15,000, registration and filing fees of $20,666, legal and accounting fees of $15,044, consulting fees of $8,549 and office and administrative costs of $5,947. We had no mineral exploration costs on our undeveloped mineral property for the three months ended July 31, 2005 or July 31, 2006, respectively.

         For the nine months ended July 31, 2006, we had a net loss of $81,672, compared to a loss of $14,421 for the nine months ended July 31, 2005. Our general and administrative costs increased from $13,092 for the nine months ended July 31, 2005 to $168,716 for the nine months ended July 31, 2006. This increase is attributable to management fee expenses of $45,000, registration and filing fees of $28,271, legal and accounting fees of $51,807, consulting fees of $17,757 and office and administrative costs of $25,881. We had no mineral exploration costs on our undeveloped mineral property for the nine months ended July 31, 2005 or July 31, 2006, respectively.

         Our accumulated deficit through July 31, 2006 was $233,644.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2006, we had cash of $591,651 and working capital of $629,668, as compared to cash of $582,986 and a working capital deficit of ($28,181) as of October 31, 2005. For the nine months ended July 31, 2006, cash of approximately $1,750,000 was provided through private placements of our common stock. An additional $300,000 was provided through the partial sale of our Owl Creek interest. Our accounts payable and accrued liabilities decreased from $570,229 at October 31, 2005 to $85,995 at July 31, 2006. For the nine months ended July 31, 2006, we used cash of $621,180 for operating activities and cash of $1,419,302 for the exploration of the Owl Creek Prospect, the Three Sands Project and the Palmetto Point Project.

         At July 31, 2006, $42,839 was owed to the related parties.

         The proceeds from the private placements and the partial sales of our interest in the Owl Creek Prospect described above are insufficient to cover our costs associated our working capital requirements. We expect that we will require additional funding to cover these anticipated costs. We further anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our cash requirements. We believe that debt financing will not be an alternative for our exploration program. We do not have any arrangements in place for any future equity financing as of the date of this report.

CRITICAL ACCOUNTING POLICIES

UNDEVELOPED MINERAL INTERESTS

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

ASSET RETIREMENT OBLIGATIONS

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

During the year ended October 31, 2005 and during the nine months ended July 31, 2006, the Company acquired undeveloped oil and gas interests and commenced exploration activities. The associated asset retirement obligation has been estimated using the Company's estimate of the life of the wells, based upon the lives of comparable wells in the area, involving estimates and assumptions including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate. The information below reflects the change in the asset retirement obligations during the year ended October 31, 2005 and the nine months ended July 31, 2006:


     ===========================================================================
                                                     July 31,     October 31,
                                                         2006            2005
     ---------------------------------------------------------------------------
     Balance, beginning of period              $        3,595   $           -
     Liabilities assumed                               19,884           3,595
     Accretion expense                                  1,261               -
     ---------------------------------------------------------------------------
                                               $       24,740   $       3,595
     ===========================================================================

The reclamation obligation relates to the Kodesh wells at the Three Sands Property; Powell #1 and #2 and Johnson #1 wells at the Owl Creek Property and the F36-2, F-39, F-40, F-42 and F-118 wells at the Palmetto Point Project. The present value of the reclamation liability may be subject to change based on management's current estimates, changes in remediation technology or changes to the applicable laws and regulations. Such changes will be recorded in the accounts of the Company as they occur.

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

FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by us in periodic press releases and oral statements made by our officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes;
(3) the relative stability of the debt and equity markets; (4) government regulations particularly those related to the natural resources industries; (5) required accounting changes; (6) disputes or claims regarding our property interests; and (7) other factors over which we have little or no control.

ITEM 3.  CONTROLS AND PROCEDURES

            Our sole officer, based on his evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of July 31, 2006, has concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

            Our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and that there were no significant deficiencies or material weaknesses in our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On May 3, 2006, we completed a private placement of our common stock with Torito Business Corp., a private investment company based in Panama City, Panama ("Torito") in the amount of $239,980. We issued 184,600 units to Torito at $1.30 per unit. Each unit was comprised of one common share and one common share purchase warrant exercisable at $1.80 per share within 24 months of issuance. The offer and sale of units was made in reliance upon the provisions of Regulation S under the United States Securities Act of 1933, as amended.

         On July 31, 2006, we completed a private placement of our common stock, also with Torito, in the amount of $499,993. We issued 384,610 units to Torito at $1.30 per unit. Each unit was comprised of one common share and one common share purchase warrant exercisable at $1.80 per share within 24 months of issuance. The offer and sale of units was made in reliance upon the provisions of Regulation S under the United States Securities Act of 1933, as amended.

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

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                           EXHIBIT
--------------------------------------------------------------------------------
  10.8        Promissory note to Kenneth A. Cabianca dated May 11, 2005 (5)
--------------------------------------------------------------------------------
  10.9        Promissory note to Kenneth A. Cabianca dated June 22, 2005 (5)
--------------------------------------------------------------------------------
  10.10       Promissory note to Kenneth A. Cabianca dated July 25, 2005 (5)
--------------------------------------------------------------------------------
  10.11       Letter Agreement with Ranken Energy dated August 10, 2005 (5)
--------------------------------------------------------------------------------
  10.12 Allonge to promissory note to Kenneth A. Cabianca dated August 30, 2005 (5)
--------------------------------------------------------------------------------
  10.13       Letter Agreement with Vector Exploration, Inc. dated October 6,
              2005 (6)
--------------------------------------------------------------------------------
  10.14       Allonge to promissory note to Marc Cabianca dated December 18,
              2005 (7)
--------------------------------------------------------------------------------
  10.15 Allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
  10.16 Allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
  10.17 Allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
  10.18 Allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
  10.19 Allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
  10.20 Second allonge to promissory note to Kenneth A. Cabianca dated December 31, 2005 (7)
--------------------------------------------------------------------------------
  10.21 Assignment Agreement Letter Agreement between Brinx Resources Ltd. and Bud Enterprises dated February 28, 2006 (8)
--------------------------------------------------------------------------------
  10.22 Extension Agreement between Brinx Resources Ltd. and Bud Enterprises dated March 14, 2006 (8)
--------------------------------------------------------------------------------
  10.23 Assignment and Assumption Agreement with Delta Oil and Gas Inc., dated June 1, 2006 (9)
--------------------------------------------------------------------------------
  10.24 Memorandum re: Mississippi Frio-Wilcox Joint Venture with Griffin & Griffin, dated August 2, 2006
--------------------------------------------------------------------------------
  10.25 Assignment and Assumption Agreement with Lexaria Corp., a Nevada corporation, dated August 3, 2006
--------------------------------------------------------------------------------
  16.1        Letter from Wheeler Wasoff, P.C. dated January 20, 2006 (10)
--------------------------------------------------------------------------------
  31.1        Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

-------------------------

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

                                     BRINX RESOURCES LTD.
                                     (Registrant)


Date:  September 19, 2006            By: /s/ LEROY HALTERMAN
                                        ----------------------------------------
                                     Leroy Halterman,
                                     President, Secretary & Treasurer
                                     (principal executive and financial officer)