Form 10KSB
period 2006-10-31
BRINX RESOURCES LTD
filed 2007-02-13
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal  year ended  October  31, 2006
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
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                 820 PIEDRA VISTA ROAD NE, ALBUQUERQUE, NM 87123
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (505) 250-9992

       Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
(The registrant is not subject to Section 16 of the Securities Exchange Act of 1934).

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No X
                                    ---    ---

State issuer's revenues for its most recent fiscal year:  $624,229

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $6,503,950 AS OF JANUARY 31, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,529,832 AS OF JANUARY 31, 2007

Transitional Small Business Disclosure Format (Check one):    Yes     No X
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


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         We are an independent oil and gas company engaged in exploration, development and production of oil and natural gas. As production of these products continues, they will be sold to purchasers in the immediate area where the products are produced.

         Until 2005, our focus was on our undeveloped mineral interests and we were considered, at that time, to be a development stage company engaged in the acquisition and exploration of mineral and oil and gas properties. We still hold an interest in undeveloped mineral interests located in New Mexico (the "Antelope Pass Project"). However, in 2005, we suspended activities on our undeveloped mineral properties indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on our undeveloped mineral properties during the fiscal year ended October 31, 2006.

         During 2005 and 2006, we acquired undeveloped oil and gas interests and commenced exploration activities on those interests. Our undeveloped oil and gas interests are located in Oklahoma and Mississippi. In 2006, we commenced oil and gas production and started earning revenues. Prior to 2006, we were considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). Effective 2006, we ceased being considered a development stage company.

           Our plan of operations is to continue to produce commercial quantities of oil and gas and to drill re-entries to test the oil and gas productive capabilities of our oil and gas properties. As noted above, we have suspended our efforts indefinitely on the Antelope Pass Project in order to focus on our oil and gas interests. Although we have commenced oil and gas production, we cannot provide assurance to investors that our oil and gas projects or our mineral claims contain commercially exploitable resources.

CORPORATE  BACKGROUND

         We were incorporated under the laws of the State of Nevada on December 23, 1998, initially to explore mining claims and property in New Mexico.

PROPERTY ACQUISITIONS

         ANTELOPE PASS PROJECT

         In September 2002, we acquired a 100% interest in leases on unpatented lode mining claims in the Antelope Pass Project, located in the Hidalgo County, New Mexico for $811, from Leroy Halterman, who was a non-affiliate of our company at that time. The Antelope Pass Project consists of the Kendra 1 through Kendra 8 mineral claims. Unpatented claims are mining claims for which the holder has no patent, or document that conveys title. We have suspended our efforts indefinitely on the Antelope Pass Project.

         OWL CREEK PROJECT

         On August 10, 2005, we acquired a 70% working interest in Ranken Energy Corporation's Owl Creek Project for a total buy-in cost of $211,750 plus dry hole costs (the "Owl Creek Project"). The Owl Creek Project is located in Oklahoma. A "working interest" is an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the mineral owners' of royalties. Our working interest in the Owl Creek Project includes leasehold interests, two re-entry test wells, geologic expenses, brokerage costs, 3-D seismic usage, geophysical interpretations, and overhead. We will also participate in drilling operations and related costs.

         On June 1, 2006, we completed the sale of 20% of the Powell #2 well and future drill sites on the Owl Creek Project. We received a one-time cash payment of $300,000 and each party is responsible for its portion of the cost to complete the Powell #2 well and future drill sites.

         Also in June 2006, we acquired a 50% interest in an additional 85 leased acres located at the eastern end of the Owl Creek Prospect, increasing the project's scope to over 1,200 acres. We paid $17,000 for the additional acreage.

         On August 3, 2006, we completed the sale of 7.5% of the Isbill #1 well and future drill sites on the Owl Creek Project. We received a one-time cash payment of $100,000. We retained a 42.5% working interest in the Owl Creek Project. Each party is responsible for its portion of the costs to drill and complete the Isbill #1 well and future drill sites. We have also retained a 70% interest in two spacing unit and the wells containing the Johnson #1 and Powell #1 and a 50% interest in one spacing unit and the well containing the Powell #2.

         THREE SANDS PROJECT

         On October 6, 2005, we acquired a 40% working interest in Vector Exploration Inc.'s Three Sands Project for a total buy-in cost of $88,000, plus dry hole costs (the "Three Sands Project"). The Three Sands Project is located in Oklahoma. Our working interest in the Three Sands Project includes leasehold interests, one re-entry production well, and two drilling wells. We also participate in drilling operations and related costs, in proportion to our working interest.

         PALMETTO POINT PROJECT

         On February 28, 2006, we acquired a 10% working interest before completion and an 8.5% revenue interest after completion, in a 10-well program at Griffin & Griffin Exploration Inc.'s Palmetto Point Project, for a total buy-in cost of $350,000 (the "Palmetto Point Project"). The Palmetto Point Project is located in Mississippi.

         MISSISSIPPI FRIO-WILCOX JOINT VENTURE

         On August 2, 2006, we executed a memorandum agreement with Griffin and Griffin LLC (the operator), Delta Oil and Gas, Inc., Turner Valley Oil and Gas Company, Lexaria Corporation, and the Stallion Group to participate in two proposed drilling programs located in Southwest Mississippi and Northeast Louisiana, comprised of up to 50 natural gas and/or oil wells, at a price of $400,000 (the "Mississippi Frio-Wilcox Joint Venture"). We will have a 10% working interest in the Mississippi Frio-Wilcox Joint Venture project before production and a prorated reduced working interest after production based on the operator's interest portion. We paid $100,000 as of October 31, 2006 and an additional $200,000 just prior to the date of this filing. Due to unforeseeable weather delays, work at the Mississippi Frio-Wilcox Joint Venture has not recommenced operations until the conditions have improved. As a result of the weather delays, the requirement for our final payment of $100,000 has been deferred until the second calendar quarter of 2007.

EXPLORATION AND ACQUISITION CAPITAL EXPENDITURES

         During  the fiscal  years  ended  October  31,  2006,  2005 and 2004 we
incurred  $1,930,129,   $926,798,  and  $0,  respectively,  in  identifying  and
acquiring oil and natural gas interests, and for exploration costs.

PRINCIPAL PRODUCTS

         We conduct exploration activities to locate natural gas and oil. As we continue our production of these products, we anticipate that generally they will be sold to purchasers in the immediate area where the products are produced. We expect that the principal markets for oil and gas will continue to be refineries and transmission companies that have facilities near our producing properties.

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

MAJOR CUSTOMERS

         During the fiscal year ended October 31, 2006, we collected $566,952, or 91%, of our revenues from Ranken Energy Corporation, the operator of the Owl Creek Project. We do not anticipate significantly diversifying our revenue base during fiscal year 2007 and therefore we will likely remain dependent on Ranken Energy Corporation for a substantial portion of our revenues in fiscal year 2007.

COMPLIANCE WITH GOVERNMENT REGULATION

         Our oil and gas operations are subject to various levels of government controls and regulations in the United States. Legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas drilling, gas processing plants and production activities, increase the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations. A breach or violation of such laws and regulations may result in the imposition of fines and penalties. At present, we do not believe that compliance with environmental legislation and regulations will have a material affect on our operations; however, any changes in environmental legislation or regulations or in our activities may cause compliance with such legislation and/or regulation to have a material impact on our operations. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner that means stricter standards, and enforcement, fines and penalties for non-compliance are becoming more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations. We intend to ensure that we comply fully with all environmental regulations relating to our operations.

         With respect to our Oklahoma oil and gas interests, we are required to file Oklahoma Form 1000 and pay $100 to obtain state permits for oil and gas drill sites on private lands. With respect to our Mississippi oil and gas interests, we are required file Mississippi Form 2 and pay $350 to obtain state permits for oil and gas drill sites on private lands. Although we do not presently hold any interest in leases on state or federal lands, in the future we may be required to obtain environmental assessments in connection with wildlife impacts or archeological clearances.

         With respect to our Antelope Pass Project, we will be required to conduct all mineral exploration activities in accordance with the Bureau of Land Management of the United States Department of the Interior. If we proceed with our Antelope Pass Project, we will be required to obtain a permit prior to the initiation of exploration. To obtain a permit we will have to submit a plan of operation as part of our permit application.

EMPLOYEES

         Leroy Halterman was appointed as a director and our president, secretary and treasurer on August 9, 2005. Other than Mr. Halterman, we have no employees. As of the date of this report, Mr. Halterman receives monthly management fees and a reimbursement for office space of $5,000. For the fiscal years ended October 31, 2005 and 2006, we incurred $2,540 and $22,971, respectively, for administrative services performed by Downtown Consulting. Downtown Consulting is an entity owned and controlled by Sarah Cabianca, the daughter of Ken Cabianca and one of our shareholders. As of June 2006, we pay Downtown Consulting a monthly fee of $2,000 for its services. Additionally, we employ a phone answering service located in Kelowna, British Columbia, at a monthly cost of CAD$2,500 (approximately US$2,120). We anticipate that we will be conducting most of our business through agreements with consultants and third parties. We have not entered into any arrangements or negotiations with any other consultants or third parties and our sole employee is not covered under a collective bargaining agreement.


ITEM 2.  DESCRIPTION OF PROPERTY.

OIL AND GAS PROPERTIES

         OWL CREEK PROJECT

         LOCATION AND ACCESS.  The Owl Creek Project is a re-entry of the Morris
E. Stewart Johnson #1 and the Plymouth Oil Co. Powell #1 wells located two miles north-northwest of the town of Paoli in McClain County, Oklahoma. This property can be reached by a paved county road and then by a short gravel road.

         PREVIOUS OPERATIONS AND HISTORY. The Owl Creek Project is a re-entry of the Morris E. Stewart Johnson #1 and the Plymouth Oil Co. Powell #1 wells. Morris E. Stewart Operating Company drilled the Johnson #1 in the SE NW SE of
Section 35 to test a Basal Oil Creek sand structure in 1999. The well found the Basal Oil Creek sands to be devoid of hydrocarbons. In drilling to the Basal Oil Creek sand, the Trenton Viola was penetrated and found to contain excellent shows of oil and gas. Nine feet of limestone porosity was encountered that averaged 8.5% to 9% with excellent microlog separation, indicating permeability. Water saturation calculations of 45% indicated potential for production from the Trenton. A mudlog unit was on the well while drilling and recorded a total gas analysis show of 170 units with 145 net units. The mudlogger recorded sample shows including; tan oil stain, yellow/white fluorescence, gassy, fair slow dispersing yellow/white cut, some secondary pore cavities with channeling and no visible water effect.

         Using proprietary 3-D seismic data, maps of the top of the Viola subsea and an isopach of the Trenton were constructed in the project area during 1996-1998. The subsea structure map of the Viola shows a major fault system cutting through Section 30-5N-1E and Sections 25, 26, 27, and 28 of 5N-1W with 600 to 900 feet of displacement. A strong nosing that plunges to the west represents a southern upthrown block next to the fault. The subsea Viola structure map honors the top of the Viola in all wells in the mapped area and closely approximates the 3-D time structure at the Viola top. The isopach map of the Trenton porosity shows this porosity trending in a northeast-southwest direction across the Johnson re-entry location. A trap occurs where the Trenton porosity drapes across the upthrown nose in Sections 25, 26, 35, and 36.

         In 1948, Plymouth Oil Co. drilled and plugged the Powell #1 in the NE SE SW of Section 25-5N-1W. No porosity log was run but using the short normal formula for determining porosity the Trenton in the well calculates approximately 13% porosity, giving a water saturation of 37%.

         The Upper Viola also has a good section of porosity. A total of 33 feet of 5% or better porosity was encountered with the top 9 feet having a 105-unit hydrocarbon show in the Johnson #1 well. It appears the Upper Viola show had some size behind it because after the initial show at 5,646 feet the background gas readings on the mudlog remained high at 60 units for another 90 feet of drilling.

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

         Production has been established in the West Spring Creek Formation in southern Garvin County about 6-10 miles south and southeast of the project areas, but few wells have actually penetrated the entire sequence because of its great thickness. About 5,000 feet of Arbuckle Group remains unexplored within the Pauls Valley Uplift.

         SIMPSON GROUP. The Simpson Group overlies the Arbuckle Group. The Simpson contains the following formations in ascending order: the Joins, Oil Creek, McLish and Bromide Formations.

         The Joins Formation disconformably overlies the Arbuckle and consists of a transition zone from a pure carbonate to pure clastic sequence. Because of its gradual transitional character, it is extremely difficult to accurately distinguish in the subsurface. Production has been established from this formation 1.5 miles south of the project area. The Christie-Stewart Pool #1 tested 80 barrels of oil per hour from sand within this formation in Section 27-2N-1W about 12 miles south.

         The Oil Creek Formation unconformably overlies the Joins. It is generally composed of a basal sheet sand unit (100' - 110', thick) and an overlying thick shale unit (300' -350' thick), which is interbedded with limestone. The basal sand unit is massive; clear to white, medium grained, rounded, occasionally frosted, friable and quartzose. The general interpretation is that the sand is extremely mature because of its rounding and good sorting. The sequence represents a transgression and is the simplest depositional unit of the Simpson Group.

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

         VIOLA AND HUNTON GROUPS. The Viola and Hunton limestones, which are separated by the Sylvan shale, represent two episodes of carbonate deposition following the conclusion of the Simpson period. Both limestones represent marine deposition of varying water depths and both are secondary objectives in the project areas. The presence of fracturing and secondary porosity greatly enhances the production in both zones. Both formations subcrop at the base of the Pennsylvanian in the project area, and are absent to the east. The period of exposure prior to Pennsylvanian deposition often resulted in porosity formation in the carbonates near the unconformity. In the area, the Trenton Viola produces up to 50,000 barrels per well and is considered a promising secondary target.

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

         PROPOSED PROGRAM OF EXPLORATION. We plan to drill at least one development well to offset the Powell #2, 1st Bromide discovery well. Should this offset well be successful, we may drill up to two more development wells near the end of fiscal 2007. Additionally, we anticipate drilling additional direct offset wells to the Powell #2 in the first calendar quarter of 2007.

         COST ESTIMATES INCLUDING PREVIOUS WORK. As of October 31, 2006, we have expended $1,718,846 in connection with the Owl Creek Project, including leasing and title examination.

         PRESENT ACTIVITIES. In early June 2006, we acquired a 50% interest in an additional 85 leased acres located at the eastern end of the Owl Creek Prospect, increasing the project's scope to over 1,200 acres. We paid $17,000 for the additional acreage. We completed the Powell #1 well on the Owl Creek Prospect in early February 2006. As of October 31, 2006, the Powell #1 well has produced 1,280 barrels of oil and 8,227 mcf of natural gas. The well is currently shut in and may be converted to a saltwater disposal well in the near future. We hold a 70% interest in the Powell #1 well.

         On June 1, 2006, we sold an undivided 20% of our 70% interest in the Powell #2 well and untested spacing units to Delta Oil and Gas Inc., a Nevada corporation ("Delta"), for a lump sum cash payment of $300,000. Delta has funded its portion of the completion cost of the Powell #2 as well as costs related to future wells on the project. As a result of the sale to Delta, we now hold a 50% interest in the Powell #2 well.

         Subsequent to the sale to Delta, we completed drilling the Powell #2 well in June 2006. As of November 15, 2006, the Powell #2 well has produced over 18,699 barrels of oil and 4,197 mcf of natural gas. As of the date of this filing, the Powell #2 well is still flowing naturally at a flowing tubing pressure of 80 pounds per square inch though a 23/64-inch choke at a rate of 140 barrels oil and 50 to 55 mcf of natural gas per day.

         On August 3, 2006, we sold an additional 7.5% interest of our 50% interest in the untested acreage in the Owl Creek Prospect to Lexaria Corp., a Nevada corporation ("Lexaria"), for a lump sum payment of $100,000. As a result of the sale to Lexaria, we now retain a 42.5% interest in the untested acreage in the Owl Creek Project.

         In late August 2006, we commenced drilling the offset well to the Powell #2, the Isbill #1 well. The well reached a total depth of 5,775 feet in mid September 2006. After examination of the well logs it was determined that the sands that are producing in the Powell #2 were too thin in the Isbill #1 to produce economic quantities of oil and gas. The well will be plugged and abandoned. Recent geophysical and geological studies have identified a number of other drill potential drill locations where the pay zone may exist. We hold 42.5% interest in the Isbill #1 well.

         THREE SANDS PROJECT

         LOCATION AND ACCESS. The Three Sands Project is an oil and gas exploration project located in Noble County, Oklahoma. The property can be reached by Oklahoma State Highway 77 and then accessed by a secondary gravel and dirt road.

         PREVIOUS OPERATIONS AND HISTORY. The Three Sands field was drilled on 10-acre spacing in the 1920s and 1930s and was very active in producing over 200 million barrels of oil and an unknown amount of gas from a six-section (3,800 acres) area. However, during this period, most wells were abandoned within twenty years as the wells became commercially unviable due to the lack of technology. In particular, during this period, technology was not available, as it is today, to handle high volumes of water and its subsequent disposal, nor was it capable of drilling in areas where the tightness of rock limited flow.

         The primary targets of the Three Sands Project are the Arbuckle, Wilcox and Viola Formations. These were the deep pay zones first discovered in the field, and in addition to the oil they produced, large amounts of water were eventually produced forcing the abandonment of the well. Today the water problem has been overcome with down hole electrical high volume pumps and adequate disposal wells, allowing continued exploration.

         GEOLOGY OF THE THREE SANDS PROJECT. Geologically, this field is a balded structure in which a combination of structure and erosion has aided in producing the field. Pay zones in the project vary from the Arbuckle to the Pennsylvanian and are productive over a 5,000-foot interval that starts at less than 1,000 feet from the surface. In a 2004 drill test, more than two-dozen pay zones were encountered (some of which have not been produced).

         PROPOSED PROGRAM OF EXPLORATION. In July 2006, we completed a 3-D seismic survey and interpretation on the Three Sands Project. This survey has revealed a number of potential drill locations including one structure that has only had one well drilled on it. The 3-D survey revealed that this well was on the lower flank of a structural high and this older well was only drilled to first or upper Wilcox sand, leaving a number of potential lower pay zones untested including the second or lower Wilcox sand. Even though this well was off of the structure high, it historically produced a significant amount of oil from the first or upper Wilcox sand. Based on this survey, a new well can be drilled structurally high to this older well and to test the second Wilcox sand that has never been tested or produced, several sands below the Wilcox and the upper Arbuckle Formation. Additionally, we intend to re-enter the Dye Estate #1 well and perform a perforate test on an un-produced zone in the well. Should this well prove to be commercially viable, the water will be disposed in the Kodesh #1 disposal well and the gas will be sold through a nearby meter. During the third quarter of calendar 2007, we anticipate drilling a well to test the Wilcox Formation. Should this well be successful, the water will also be disposed of in the Kodesh #1 disposal well.

         COST ESTIMATES INCLUDING PREVIOUS WORK. As of October 31, 2006, we have expended $618,081 in connection with the Three Sands Project, including leasing, title, drilling, and casing.

         PRESENT ACTIVITIES. Drilling of the Kodesh #1 disposal well was completed on October 3, 2005 and drilling of the Kodesh #2 well was completed on October 23, 2005. Completion and equipping of these wells took place during mid-December 2005 through early January 2006. The Kodesh #2 well is now producing oil and gas on a daily basis and as of October 31, 2006, it has produced 1,853 barrels of oil and 2,501 mcf of natural gas.

         PALMETTO POINT PROJECT

         LOCATION AND ACCESS. The Palmetto Point Project is located on the border of southern Mississippi and Louisiana along the floodplain of the Mississippi river. The area is approximately 20 miles west of Woodville, Mississippi and approximately 50 miles northwest of Baton Rouge, Louisiana. The wells are located in Township 2 North, Ranges 4 & 5, in West Adams and Wilkinson Counties in the state of Mississippi. The area may be accessed via Interstate 55 (approximately 100 miles south of Jackson, Mississippi) and then west via state highways. The drill locations are accessed by secondary gravel and dirt roads. Transporting natural gas to the market will be accomplished via a series of pipelines which cross the project area.

         PREVIOUS OPERATIONS AND HISTORY. Griffin and Griffin Exploration, the operator for the Palmetto Point Project, has over 40 years of operations history in the Palmetto Point Project area and has acquired substantial data and 3-D seismic for the Palmetto Point Project. To date, Griffin and Griffin Exploration has drilled, owned or operated more than 100 Frio wells in the region. More specifically, Griffin & Griffin has drilled to a subsurface depth and has penetrated the sands of the Frio Formation on the Palmetto Point Project.

         GEOLOGY OF THE PALMETTO POINT PROJECT. The prospect wells were located to test the Frio Geological Formation. Frio wells typically enjoy low finding costs. Griffin and Griffin Exploration has utilized seismic "bright spot" technology, which that helps to identify gas reservoirs and to delineate reservoir geometry and limits. The term "bright spot" is used to describe a geophysical amplitude anomaly, which is simply a velocity change from a higher velocity to lower velocity. Sands that contain gas are predictable by this method because the gas will provide a slower velocity response giving an abnormally intense trough-peak reflections, therefore termed a "bright spot". The data evaluation in the Frio section gives a direct hydrocarbon indicator
(HCI) allowing one to not only see gas seismically but also the lateral extent of each gas reservoir at various depths to include multiple horizons at some locations.

         The gas targets at the Palmetto Point Project occur at shallow depths and have minimal completion costs. The Frio in the area of Southwest Mississippi and North-Central Louisiana is a very complex series of sand representing marine transgressions and regressions and resulting in the presence of varying depositional environments. Structurally, the Frio gas accumulations are a function of local structure and/or structural nose formed as a result of differential compaction features. However, stratigraphic termination (updip pinchout of sands within shales) also plays a role in most Frio accumulations. The stratigraphy is so complex that seismic HCL evaluations are the only viable exploratory tool for the Frio prospect.

         PROPOSED PROGRAM OF EXPLORATION. The Palmetto Point Project program has been completed with the exception of one well and no further wells are planned beyond the last well. The Mississippi Frio-Wilcox program described below is the successor to the Palmetto Point Program and will continue our exploration and development in the Frio and Wilcox.

         COST ESTIMATES INCLUDING PREVIOUS WORK. As of October 31, 2006, we have expended $420,000 in connection with the Palmetto Point Project, including leasing, title, drilling, and casing.

         PRESENT ACTIVITIES. As of the date of this filing, the operator of the Palmetto Point Project has shot and analyzed areas of 3D seismic and identified over 80 drill targets. In early May 2006, drilling of the initial ten wells at Palmetto Point commenced. Of the seven wells drilled at Palmetto Point to date, five wells are producing. The five productive wells are the F-118, F-42, F-40, F-39 and F-36-2 wells. All five of these wells encountered natural gas and in addition, two of the wells, the F-42 and the F-39, also contained oil zones.

         In August 2006, the five successful wells in the Palmetto Point Project were placed into production selling natural gas. High line pressure has limited the amount of natural gas that can be produced to a minimal amount until additional compression can be place on the line reducing the line pressure.

         As of November 2006, Griffin and Griffin has drilled two additional wells in the 10-well program leaving, one well to be drilled completing the 10-well program. The two new wells are the PP F-4 and the PP F-14, which have been successfully drilled to 4,200 and 4,100 feet, respectively. The initial results are positive for the PP F-4 and PP F-29 wells. The initial core analysis and logs indicate one potentially productive gas zone totaling nine feet of pay in the F-4 and 28 feet of net pay zone in the F-14. All the pay zones are within the sands of the Frio Formation. Logs indicate that these zones have excellent permeability and porosity. Production casing has been run on both wells. The last well in this program, the F-24 has had the location prepared and is ready to drill. Inclement weather has delayed drilling of the well, but drilling should commence during the first calendar quarter of 2007.

         MISSISSIPPI FRIO-WILCOX JOINT VENTURE

         LOCATION AND ACCESS. The Mississippi Frio-Wilcox Joint Venture is located on the border of southern Mississippi and Louisiana along the floodplain of the Mississippi river. The area is approximately 20 miles west of Woodville, Mississippi and approximately 50 miles northwest of Baton Rouge, Louisiana. The wells are located in Township 2 North, Ranges 4 & 5, in West Adams and Wilkinson Counties in the state of Mississippi. The area is accessible via Interstate 55 (approximately 100 miles south of Jackson, Mississippi) and then west via state highways. The drill locations are accessed by secondary gravel and dirt roads. Transporting natural gas to the market will be accomplished via a series of pipelines which cross the project area.

         PREVIOUS OPERATIONS AND HISTORY. As described above, we participated in the ten-well Palmetto Point Project program in the same area as the Mississippi Frio-Wilcox Joint Venture and the Mississippi Frio-Wilcox Joint Venture is the successor to the Palmetto Point Project. Griffin and Griffin Exploration, the operators for the Palmetto Point Project are also the operators for the Mississippi Frio-Wilcox Joint Venture. Griffin and Griffin Exploration has over 40 years of operations history in the Mississippi Frio-Wilcox Joint Venture area and has acquired substantial data and 3-D seismic for the Mississippi Frio-Wilcox Joint Venture. To date, Griffin and Griffin Exploration has drilled, owned or operated more than 100 Frio wells in the region.

         GEOLOGY OF THE PALMETTO POINT PROJECT. The prospect wells are located to test the Frio Geological Formation. Frio wells typically enjoy low finding costs. Griffin and Griffin Exploration has utilized seismic "bright spot" technology, which that helps to identify gas reservoirs and to delineate reservoir geometry and limits. The term "bright spot" is used to describe a geophysical amplitude anomaly, which is simply a velocity change from a higher velocity to lower velocity. Sands that contain gas are predictable by this method because the gas will provide a slower velocity response giving an abnormally intense trough-peak reflections, therefore termed a "bright spot". The data evaluation in the Frio section gives a direct hydrocarbon indicator
(HCI) allowing one to not only see gas seismically but also the lateral extent of each gas reservoir at various depths to include multiple horizons at some locations.

         The gas targets at the Mississippi Frio-Wilcox Joint Venture occur at shallow depths and have minimal completion costs. The Frio in the area of Southwest Mississippi and North-Central Louisiana is a very complex series of sand representing marine transgressions and regressions and resulting in the presence of varying depositional environments. Structurally, the Frio gas accumulations are a function of local structure and/or structural nose formed as a result of differential compaction features. However, stratigraphic termination (updip pinchout of sands within shales) also plays a role in most Frio accumulations. The stratigraphy is so complex that seismic HCL evaluations are the only viable exploratory tool for the Frio prospect.

         PROPOSED PROGRAM OF EXPLORATION. Exploration activities on the Mississippi Frio-Wilcox Joint Venture has been delayed due to adverse weather conditions. We anticipate recommencing exploration on the Mississippi Frio-Wilcox Joint Venture during the first calendar quarter of 2007. We intend to drill five to eight additional Frio wells and one deep test well during calendar year 2007. The proposed wells will be targeting the Frio and Wilcox

Geological formations. The first 20 proposed wells are located within tie-in range of existing pipelines infrastructures.

         COST ESTIMATES INCLUDING PREVIOUS WORK. As of October 31, 2006, we have expended $100,000 in connection with the Mississippi Frio-Wilcox Joint Venture, including leasing, title, drilling, and casing.

         PRESENT ACTIVITIES. The Mississippi Frio-Wilcox Joint Venture has been delayed due to adverse weather conditions. We anticipate recommencing exploration on the Mississippi Frio-Wilcox Joint Venture by May 2007. As of October 31, 2006, we have completed a substantial portion of leasing and title curative work. To date, one well, (CMR USA 39-14), has been drilled to a depth of 3,200 feet and its production casing has been set. Review of the log and sidewall cores indicate that the well has approximately 18 feet of natural gas pay with positive permeability and porosity.

PRODUCTIVE GAS WELLS

         The following summarizes our productive and shut-in gas wells as of October 31, 2006. Producing wells are wells producing natural gas or water, a pre-cursor to natural gas production. Shut-in wells are completed wells that are capable of production but are currently not producing. Gross wells are the total number of wells in which we have a working interest. Net wells are the sum of our fractional working interests owned in the gross wells.

                                               PRODUCING GAS WELLS
                                               GROSS          NET
     Producing gas wells                          7           .425
     Shut-in gas wells                            2           .17
     Wells in various stages of
     completion and water disposal wells          4           .655
                                                 --           ----
          Total                                  13           1.25

UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of October 31, 2006 were prepared by independent petroleum engineers. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from know reservoirs under existing economic and operating conditions.

Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

Unaudited net quantities of proved developed reserves of crude oil and natural gas (all located within United States) are as follows:

======================================================================================
                                                          Crude Oil       Natural Gas
Changes in proved reserves                                 (Bbls)           (MCF)
--------------------------------------------------------------------------------------
   Estimated quantity, November 1, 2004                          -                -
     Revisions of previous estimate                              -                -
     Production                                                  -                -
     Sale of reserves                                            -                -
--------------------------------------------------------------------------------------
   Estimated quantity, October 31, 2005                          -                -
     Revisions of previous estimate                              -                -
     Discoveries                                            38,309           47,814
     Production                                             (8,072)          (9,604)
     Sale of reserves                                            -                -
======================================================================================
   Estimated quantity, October 31, 2006                     30,237           38,210
======================================================================================


============================================================================================

Proved reserves at year end                  Developed          Undeveloped         Total
--------------------------------------------------------------------------------------------
       Crude Oil (Bbls):
          October 31, 2006                     30,237                    -           30,237
          October 31, 2005                          -                    -                -
        Gas (MCF):
           October 31, 2006                    38,210                    -           38,210
           October 31, 2005                         -                    -                -
============================================================================================

OIL AND GAS ACREAGE

         The following table sets forth the undeveloped and developed acreage, by area, held by us as of October 31, 2006. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which we have a working interest. Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties. The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.


                            UNDEVELOPED ACRES               DEVELOPED ACRES
                            GROSS         NET               GROSS         NET
        Oklahoma            1,880         778                 120          64
        Mississippi             0           0               1,360         136
        Louisiana               0           0                   0           0
                            -----         ---               -----         ----
             Total          1,880         778               1,480         200

DRILLING ACTIVITY

         The following table sets forth our drilling activity during the years ended October 31, 2006. We had no drilling activity during the fiscal years ended October 31, 2004 and 2005.

                                            2006
                                      GROSS        NET
          Exploratory wells:            13         2.65
             Productive                 10         1.78
             Dry                         3          .87

          Development wells:             2          .925
             Productive                  1          .5
             Dry                         1          .425
                                        --         -----

                 Total wells            15         3.575

MINERAL PROPERTY

         ANTELOPE PASS PROJECT

         We suspended activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties in 2005. We did not conduct any operations or exploration activities on the Antelope Pass Project during the fiscal year ended October 31, 2006. To date, we have expended $8,207 in connection with the Antelope Pass Project, including geological mapping, sampling and assaying.

         LOCATION AND ACCESS. The Antelope Pass Project is located in west central Hidalgo County, New Mexico, approximately ten miles east of the New
Mexico-Arizona border. The Antelope Pass Project lies in the Peloncillo Mountains, 35 miles southwest of Lordsburg, New Mexico. The closest major air service to the property is located in Tucson, Arizona. Access to the property is from Tucson traveling east via Interstate Highway 10 for approximately 130 miles to the Animas, New Mexico exit. From that exit, travel is south 20 miles on State Highway 338 to the town of Animas and then west for seven miles via State Highway 9. The property can be reached on gravel roads and dirt tracks.

         The property is comprised of low hills and alluvial valleys, with elevations ranging from a low of 4,480 feet to a high of 4,580 feet. Vegetation is sparse and includes desert grasses, cacti, and creosote bushes. The Antelope Pass Project consists of eight unpatented lode mining claims totaling 160 acres, situated in Township 27 South, Range 20 West, Sections 18 and 19 and Township 27 South, Range 21 West, Sections 13 and 24. A lode is a mineral deposit in consolidated rock as opposed to a placer deposit, which is a deposit of sand or gravel that contains particles of gold, ilmenite, gemstones, or other heavy minerals of value.

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

OFFICE SPACE

         We are using the offices of Leroy Halterman, our sole officer. These offices are located at 820 Piedra Vista Road NE, Albuquerque, NM 87123. Reimbursement for use of the office space is included in the management fee paid to the officer.

ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock has been listed for quotation on the OTC Bulletin Board since July 27, 2004 under the symbol "BNXR". The following table sets forth the range of high and low bid quotations for each fiscal quarter of the last two fiscal years and the subsequent quarter ended January 31, 2007. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

                                                    BID PRICES
2005 FISCAL YEAR
Quarter ending 01/31/05                     $0.83                 $0.51
Quarter ending 04/30/05                     $0.45                 $0.45
Quarter ending 07/31/05                     $1.30                 $1.00
Quarter ending 10/31/05                     $1.92                 $1.84

2006 FISCAL YEAR
Quarter ending 01/31/06                     $1.45                 $1.40
Quarter ending 04/30/06                     $1.20                 $1.16
Quarter ending 07/31/06                     $1.01                 $0.85
Quarter ending 10/31/06                     $0.45                 $0.43

2007 FISCAL YEAR
Quarter ending 01/31/07                     $0.37                 $0.30

         As of January 31, 2007, there were 43 record holders of our common stock. Since our inception, no cash dividends have been declared on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         On December 28, 2005, we completed a private placement of our common stock with Ritornello Group SA, a private investment company based in Panama City, Panama ("Ritornello"), in the amount of $509,936. We issued 291,392 restricted units to Ritornello at the price of $1.75 per unit. Each unit was comprised of one common share and one common share purchase warrant exercisable at $2.25 per share within 24 months of issuance. The offer and sale of units was made in reliance upon the provisions of Regulation S ("Regulation S") under the United States Securities Act of 1933, as amended (the "Act").

         On February 28, 2006, we completed a private placement of our common stock with Ritornello in the amount of $150,000. We issued 100,000 restricted units to Ritornello at the price of $1.50 per unit. Each unit was comprised of one common share and one common share purchase warrant exercisable at $2.00 per share within 24 months of issuance. The offer and sale of units was made in reliance upon the provisions of Regulation S under the the Act.

         On March 15, 2006, we completed a private placement of our common stock with Torito Business Corp., a private investment company based in Panama City, Panama ("Torito"), in the amount of $349,999. We issued 269,230 restricted units to Torito at the price of $1.30 per unit. Each unit was comprised of one common share and one common share purchase warrant exercisable at $1.80 per share within 24 months of issuance. The offer and sale of units was made in reliance upon the provisions of Regulation S under the the Act.

         On May 3, 2006, we completed a private placement of our common stock with Torito in the amount of $239,980. We issued 184,600 restricted units to Torito at the price of $1.30 per unit. Each unit was comprised of one common share and one common share purchase warrant exercisable at $1.80 per share within 24 months of issuance. The offer and sale of units was made in reliance upon the provisions of Regulation S under the the Act.

         On July 31, 2006, we completed a private placement of our common stock with Torito in the amount of $499,993. We issued 384,610 restricted units to Torito at the price of $1.30 per unit. Each unit was comprised of one common share and one common share purchase warrant exercisable at $1.80 per share within 24 months of issuance. The offer and sale of units was made in reliance upon the provisions of Regulation S under the the Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims. Based on the geological report and recommendation prepared by Leroy Halterman, who was our geological consultant at that time, we completed geological mapping, sampling and assaying in connection with the first phase of a staged exploration program during the fiscal year ended October 31, 2004. In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the fiscal year ended October 31, 2006. At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

         Our present plan of operation is to continue our exploration and production activities on our oil and gas properties. We anticipate that we will incur the following expenses over the next twelve months in connection with our oil and gas properties:

     o $820,000 to $1,225,000 in connection with our oil and gas properties to include drilling, completing and equipping new wells and for costs associated with production;
     o $100,000 for operating expenses, including professional legal and accounting expenses associated with our being a reporting issuer under the Securities Exchange Act of 1934.

         Accordingly,   we  anticipate   spending   approximately   $920,000  to
$1,325,000 over the next twelve months in pursuing our stated plan of operations.

         The proceeds from our private placements during fiscal year ended October 31, 2006 of $1,749,908, the proceeds from the sale of oil and gas interests of $400,000, and our operating revenues are insufficient to cover our costs associated with our oil and gas properties and our other working capital requirements during fiscal year ended October 31, 2007.

         We expect that we will require additional funding to cover these anticipated costs and that such additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to cover our oil and gas operations or our other working capital requirements. We do not presently have any arrangements in place for any future equity financing. We believe that debt financing will not be an alternative for our cash needs.

CRITICAL ACCOUNTING POLICIES

         UNDEVELOPED MINERAL INTERESTS. Our undeveloped mineral interests consist of unpatented lode mining claims located in New Mexico. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral interest can be economically developed, the costs incurred to develop such interest, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such capitalized costs are amortized using a unit-of-production basis over the estimated life of the ore body. Ongoing development expenditures to maintain production are charged to operations as incurred.

         Significant expenditures directly related to the acquisition of exploration interests are capitalized. If a mineable ore body is discovered, such costs are amortized using a unit-of-production basis. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

         OIL AND GAS INTERESTS. We utilize the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas interests unless the sale represents a significant portion of oil and gas interests and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas interests is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

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

         ACCOUNTS RECEIVABLE. Accounts receivable are carried at net receivable amounts less an estimate for doubtful accounts. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

         ASSET RETIREMENT OBLIGATIONS. We follow SFAS 143 "Accounting for asset retirement obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of October 31, 2006, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No.143. The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production. We will amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 12%. Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

           We will amortize the amount added to oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the year ended October 31, 2005 and 2006:

================================================================================
                                                    October 31,      October 31,
                                                           2005             2006
--------------------------------------------------------------------------------
Balance, beginning of year                         $         -      $     3,595
Liabilities assumed                                      3,595           23,059
Accretion expense                                            -            2,193
================================================================================
Balance, end of year                               $     3,595      $    28,847
================================================================================

         The reclamation obligation relates to the Kodesh wells at the Three Sands Property; Powell #1 and #2 and Johnson #1 wells at the Owl Creek Property, the F36-2, F-39, F-40, F-42, F-118, F-6B, and F-52A at the Palmetto Point Prospect and the F-14 well at the Frio-Wilcox Project. The present value of the reclamation liability may be subject to change based on our current estimates, changes in remediation technology or changes to the applicable laws and regulations. Such changes will be recorded in the accounts of our company as they occur.

         RESERVE ESTIMATES. Our estimates of oil and natural gas reserves are projections based on an interpretation of geological and engineering data. There are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on the risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

         SHARE BASED COMPENSATION. In December 2004, SFAS 123R "Accounting for Stock-Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement requires entities to recognize related compensation expense to employees by adopting the fair value method.

RESULTS OF OPERATIONS

         We realized revenues of $624,229 during the fiscal year ended October 31, 2006, all from our oil and gas properties. However, we can provide no assurance that we will continue to produce commercially exploitable levels of oil and gas resources on our properties, or if additional resources are discovered, that we will enter into commercial production of such oil and gas properties.

         For the fiscal year ended October 31, 2006, we incurred a loss of $397,343 compared with a loss of $75,101 for fiscal year ended October 31, 2005. Our general and administrative costs increased to $270,411 for the fiscal year ended October 31, 2006 (from $73,144 for the fiscal year ended October 31,
2005). Our general and administrative costs include the preparation and filing of our period reports with the Securities and Exchange Commission and salary expenses of $60,000 (versus salary expenses of $15,000 for the fiscal year ended October 31, 2005).

         Additionally, we incurred direct costs of $748,493 for the fiscal year ended October 31, 2006 (we had no direct costs during the fiscal year ended October 31, 2005). Our direct costs were directly attributable to our commencement of oil and gas production in fiscal 2006.

         Our accumulated deficit through October 31, 2006 was $549,315.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2006, we had cash of $436,547 and working capital of $513,834, as compared to cash of $582,986 and a working capital deficit of $28,181 as of October 31, 2005. During the fiscal year ended October 31, 2006, we received proceeds of $1,749,908 from the sale of our common stock. Our accounts receivable increased to $173,003 at October 31, 2006 (compared with no accounts receivable at October 31, 2005).

         During the fiscal year ended October 31, 2006, we used cash of $365,218 for operating activities (compared to a cash surplus for operating activities of $493,886 during the fiscal year ended October 31, 2005) and cash of $1,930,129 for the purchase and exploration of our oil and gas operations (compared to $926,798 during the fiscal year ended October 31, 2005). We also received cash proceeds of $400,000 from the partial sale of our oil and gas interests during the fiscal year ended October 31, 2006 (compared with $0 sale proceeds during the fiscal year ended October 31, 2005).

         The report of our independent auditors on the financial statements for the year ended October 31, 2006, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have suffered losses from operations. We need to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to reach a level of operations that would finance our day-to-day activities.


RECENT ACCOUNTING PRONOUNCEMENTS.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for employee stock options, SFAS 123 (Revised 2004), SHARE-BASED PAYMENT (SFAS 123 (R)). SFAS 123 (R) replaces SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), and supersedes APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS 123 (R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123 (R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods, beginning after December 31, 2005, which for our company was the second quarter of fiscal 2006. The effect of adopting SFAS 123 (R) on our financial position and results of operations has not been significant.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion 29". SFAS 153 eliminates the exception from the fair value measurement for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement does not impact our financial statements.

         In June 2005, the FASB published SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion 20 and FASB 3" ("SFAS 154"). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. We will apply these requirements to any accounting changes after the implementation date. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

         In February 2006, the FASB issued SFAS 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140. This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 shall be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. We anticipate that SFAS 155 will not have a material impact on our financial statements.

         In March 2006, the FASB issued SFAS 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS--AN AMENDMENT OF FASB STATEMENT NO. 140. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. Entities shall adopt this statement as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this statement is the date that an entity adopts the requirements of this statement. We anticipate that SFAS 156 will not have a material impact on our financial statements.

         In September 2006, Statement 157, FAIR VALUE MEASUREMENTS, was issued by the FASB and is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We anticipate that SFAS 157 will not have a material impact on our financial statements.

         In September 2006, Statement 158, "EMPLOYER'S ACCOUNTING DEFINED BENEFIT PENSION AND OTHER POST RETIREMENT PLANS" was issued by the FASB and is effective for financial statements of an employer that is an issuer of publicly traded equity securities as of the end of the fiscal years ending after December 15, 2006. Statement 158 requires an employer to recognize the over funded and under funded status of a defined benefit post retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which they occur through comprehensive income. We anticipate that SFAS 158 will not have a material impact on our financial statements.

         In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity("VIE") established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued
Interpretation Number 46(R), "Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51" ("FIN 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interest. Application of FIN 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

         In July 2006, FIN 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES" was issued by the FASB and is effective for fiscal years beginning after December 15, 2006. FIN 48 interprets FASB 109 "ACCOUNTING FOR INCOME TAXES" and establishes the accounting for uncertain tax positions including recognition and measurement of their financial statement effects. We anticipate that FIN 48 will not have a material impact on our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

         We did not have any off-balance sheet arrangements as of October 31, 2006.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, our sole officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our sole officer concluded that our disclosure controls and procedures lack adequate staff and industry resources in order to be effective. Subsequent to the end of the period covered by this report, we have implemented procedures to correct this control deficiency, which includes hiring additional staff who have adequate knowledge of full cost pool accounting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, our sole officer concluded that our internal controls over financial reporting lacked adequate resources to be effective. Subsequent to the end of this reporting period, we have implemented procedures to correct this control deficiency, which includes hiring additional staff as described above.


ITEM 8B. OTHER INFORMATION.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Information about our sole executive officer and directors follows:

             NAME               AGE             POSITION AND TERM OF OFFICE

        Leroy Halterman          61          Director, president, secretary and
                                             treasurer
      Kenneth A. Cabianca        66                      Director

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

         Set forth below is a brief description of the recent employment and business experience of our directors and sole executive officer:

         LEROY HALTERMAN was appointed as a director and as our sole officer on August 9, 2005. Mr. Halterman has 37 years of geology experience. From 1999 to 2004, Mr. Halterman served as vice president of Tecumseh Professional Associates, a private environmental, facility management, government consultant and natural resource firm based in Albuquerque, New Mexico. During this period he directed the company's oil, gas and natural resource consulting and investments. Mr. Halterman served as principal in charge of maintenance and security for two U.S. Army Ammunition Plants. Additionally, he directed Tecumseh's efforts in over thirty mineral project appraisals and evaluations. Since 2004, Mr. Halterman has been working as a consultant in the fields of oil and gas, precious and base metals, and aggregated resources. Since 1993, Mr. Halterman has been president and a director of Consolidated North American Resources, a private natural resource investment firm located in Las Vegas, Nevada. Mr. Halterman is a graduate of the Missouri School of Mines with a BS degree in Geology. He is registered as a geologist in Wyoming and is licensed as a geologist in Texas. During the past five years, Mr. Halterman has not served as an officer or director of any company, other than as described in this paragraph.

         KENNETH A. CABIANCA was our sole officer and director from our inception in December 1998 until August 9, 2005. On August 9, 2005, Mr. Cabianca resigned as our president but he remains a director. Since 1983, Mr. Cabianca has been an independent businessman and a management consultant of various companies. Many of his activities have been conducted through his company, Wellington Financial Corporation. His experience includes raising venture capital, general management, and public relations. From August 1991 to September 1999, Mr. Cabianca was a director and president of Primo Resources International Inc., a mining company whose stock trades on the CDNX. While he served as president Primo Resources engaged in joint ventures projects with Mitsubishi Corp., Mitsubishi Materials Corp., and Golden Peaks Resources Ltd. He served as a director of Primo Resources International again from October 2001 to November 2002. Mr. Cabianca received a D.D.S. degree and practiced dentistry in Vancouver, British Columbia from 1965 to 1986. He also received a Bachelor of Science degree from Creighton University in 1965. During the past five years, Mr. Cabianca has not served as an officer or director of any company, other than as described in this paragraph. CONFLICTS OF INTEREST

         Mr. Cabianca and Mr. Halterman are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and/or directors of our company. Insofar as they are engaged in other business activities, we anticipate that they will not devote all of their time to our affairs.

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

CODE OF ETHICS

         We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, due to the our relatively low level of activity to date. At a later time, the board of directors may adopt such a code of ethics.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information about the remuneration of our chief executive officer for the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------

                                                                            LONG TERM COMPENSATION
                                                                   --------------------------------------
                                ANNUAL COMPENSATION                         AWARDS             PAYOUTS
                   --------------------------------------------------------------------------------------
                                                         OTHER     RESTRICTED   SECURITIES
    NAME AND                                            ANNUAL        STOCK     UNDERLYING      LTIP       ALL OTHER
    PRINCIPAL                                           COMPEN-     AWARD(S)     OPTIONS/      PAYOUTS      COMPEN-
    POSITION        YEAR    SALARY ($)    BONUS ($)    SATION ($)      ($)       SARS (#)        ($)       SATION ($)
----------------------------------------------------------------------------------------------------------------------
     Kenneth        2004        -0-          -0-          -0-          -0-          -0-          -0-          -0-
    Cabianca,
    Director,
   and former
   President,       2005        -0-          -0-          -0-          -0-          -0-          -0-          -0-
  Treasurer and     2006        -0-          -0-          -0-          -0-          -0-          -0-          -0-
  Secretary (1)<F1>
----------------------------------------------------------------------------------------------------------------------
      Leroy
  Halterman (2)<F2>
   President,       2004        N/A          N/A          N/A          N/A          N/A          N/A          N/A
  Treasurer and     2005      15,000         -0-          -0-          -0-      200,000 (3)<F3>  -0-          -0-
    Secretary       2006      60,000         -0-          -0-          -0-          -0-          -0-          -0-
----------------------------------------------------------------------------------------------------------------------
-------------------

(1)<F1> Kenneth Cabianca resigned as an officer of our company in August 2005; he remains a member of our Board of Directors.
(2)<F2> Leroy Halterman was appointed as our president, treasurer and secretary in August 2005.
(3)<F3> On August 9, 2005, we granted Leroy Halterman the option to purchase 200,000 shares of our common stock at a price of US$1.00 per share, such option to expire two years from the grant date. The option was 100% vested on the grant date.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of our Common Stock, as of January 31, 2007. As of January 31, 2007, we had 24,529,832 shares common stock outstanding.

-----------------------------------------------------------------------------------------------------------------
                                                                AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER  (1)<F1>                    BENEFICIAL OWNERSHIP    PERCENT OF CLASS (2)<F2>
-----------------------------------------------------------------------------------------------------------------
Kenneth A. Cabianca (3)<F3>
4519 Woodgreen Drive                                                 2,800,000                     11.41%
West Vancouver, B.C.
V7S 2T8 Canada
-----------------------------------------------------------------------------------------------------------------
Scott Cabianca (4)<F4>
1005 - 1919 Bellevue Avenue                                          1,250,000                      5.10%
West Vancouver, B.C.
V7V 1B7 Canada
-----------------------------------------------------------------------------------------------------------------
Leroy Halterman
820 Piedra Vista Rd NE                                                 250,000 (5)<F5>              1.01%
Albuquerque, NM 87123
-----------------------------------------------------------------------------------------------------------------
Ritornello Group SA
53rd Street
Obarrio, Swiss Tower                                                 1,782,784 (6)<F6>              7.01%
Panama City, Panama
-----------------------------------------------------------------------------------------------------------------
Torito Business Corp.
53rd Street
Obarrio, Swiss Tower                                                 1,676,880 (7)<F7>              6.61%
Panama City, Panama
-----------------------------------------------------------------------------------------------------------------
All officers and directors as a group (2 persons)                    3,050,000                     12.33%
-----------------------------------------------------------------------------------------------------------------
------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.
(2)<F2> This table is based on 24,529,832 shares of Common Stock outstanding as of January 31, 2007. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from January 31, 2007, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(3)<F3>  Kenneth  Cabianca may be deemed to be a promoter of our company.
(4)<F4>  Scott Cabianca is the adult child of Kenneth Cabianca.
(5)<F5> 200,000 of these shares are issuable upon the exercise of the stock option granted to Leroy Halterman on August 9, 2005.
(6)<F6> 500,000 of these shares are issuable upon the exercise of warrants issued to Ritornello Group SA on August 30, 2005. 291,392 of these shares are issuable upon the exercise of warrants issued to Ritornello Group SA on December 28, 2005. 100,000 of these shares are issuable upon the exercise of warrants issued to Ritornello Group SA on February 28, 2006.
(7)<F7> 269,230 of these shares are issuable upon the exercise of warrants issued to Torito Business Corp. on March 15, 2006. 184,600 of these shares are issuable upon the exercise of warrants issued to Torito Business Corp. on May 3, 2006. 384,610 of these shares are issuable upon the exercise of warrants issued to Torito Business Corp. on July 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

         The   following   table  sets  forth   information   about  our  equity
compensation plan.

                      EQUITY COMPENSATION PLAN INFORMATION
-------------------------------------------------------------------------------------------------------------------
                                                                                          (c) Number of securities
                                                                                          remaining available for
                                (a) Number of securities     (b) Weighted-average         future issuance under
                                to be issued upon exercise   exercise price of            equity compensation plans
                                of outstanding options,      outstanding options,         (excluding securities
Plan Category                   warrants and rights          warrants and rights          reflected in column (a))
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                N/A                          N/A                          N/A
(1)<F1>
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders            200,000 (2)<F2>                 $1.00                         -0-
-------------------------------------------------------------------------------------------------------------------
                         Total            200,000                       $1.00                         -0-
-------------------------------------------------------------------------------------------------------------------
------------------


(1)<F1>  We have no equity compensation plans approved by security holders.
(2)<F2> On August 9, 2005, we granted Leroy Halterman, our sole officer and a director, the option to purchase 200,000 shares of our common stock at a price of US$1.00 per share, such option to expire two years from the grant date. The option was 100% vested on the grant date.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         For the fiscal years ended October 31, 2005 and 2006, we incurred $2,540 and $22,971, respectively, for administrative services performed by Downtown Consulting. Downtown Consulting is an entity owned and controlled by Sarah Cabianca, the daughter of Ken Cabianca and one of our shareholders.

         On November 26, 2003, Ken Cabianca gave us a written commitment to loan us up to $100,000 In the event we required funds to cover our expenses until June 30, 2005. The commitment was extended to December 30, 2005, at which time it expired.

         On January 26, 2005, Mr. Cabianca advanced CAD$15,600 (approximately US$12,441) to us. Interest accrues on this loan at 6% per annum and the loan was originally due June 30, 2005. The term of the note was extended to December 31, 2005 by allonge. The term of the note was further extended to December 31, 2007 by allonge.

         On May 11, 2005, Mr. Cabianca advanced CAD$1,500 (approximately US$1,195) to us. Interest accrues on this loan at 6% per annum and the loan was originally due on December 31, 2005. The term of the note was extended to December 31, 2005 by allonge. The term of the note was further extended to December 31, 2007 by allonge.

         On June 22, 2005, Mr. Cabianca advanced US$500 to us. Interest accrues on this loan at 6% per annum and the loan was originally due on December 31, 2005. The term of the note was extended to December 31, 2005 by allonge. The term of the note was further extended to December 31, 2007 by allonge.

         On July 25, 2005, Mr. Cabianca advanced US$170 to us. Interest accrues on this loan at 6% per annum and the loan was originally due on December 31, 2005. The term of the note was extended to December 31, 2005 by allonge. The term of the note was further extended to December 31, 2007 by allonge.

         On August 2, 2005, Mr. Cabianca advanced US$300 to us. Interest accrues on this loan at 6% per annum and the loan was originally due on December 31, 2005. The term of the note was extended to December 31, 2005 by allonge. The term of the note was further extended to December 31, 2007 by allonge.

         In addition to the loan advances by Mr. Cabianca, (i) Mr. Cabianca paid $1,366 in expenses on our behalf, which was reflected as due to related party at October 31, 2004 and (ii) Mr. Cabianca paid $175 in expenses on our behalf, which were included in due to related party at October 31, 2005. Both of these advances were repaid during fiscal 2006.

         On December 18, 2003, Marc Cabianca loaned us $25,000, which was originally due December 18, 2005. This unsecured loan can be repaid at any time and accrues interest at the prime rate, which was 8.25% per annum at October 31, 2006. As of October 31, 2006, $12,000 of the loan was repaid. The term of the note was extended to December 18, 2006 by allonge. The term of the note was further extended to December 18, 2007.

         During the fiscal years ended October 31, 2005 and 2006, accrued interest expense on loans payable to related parties was $1,958 and $5,458.

         During the fiscal year ended October 31, 2006, we paid $60,000 (2005 - $15,000) in management fees and reimbursement for office space to our president, Lee Halterman.

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

FUTURE TRANSACTIONS

         All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party.

DIRECTOR INDEPENDENCE

         Our common stock trades on the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

         Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an "independent" director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 4200). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. We do not currently have an independent director under the above definition. We do not list that definition on our Internet website.

         We presently do not have an audit committee, compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees.

ITEM 13. EXHIBITS.

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                           EXHIBIT
--------------------------------------------------------------------------------
   3.1        Articles of Incorporation (1)
--------------------------------------------------------------------------------
   3.2        Bylaws (1)
--------------------------------------------------------------------------------
   3.3        Certificate of Change Pursuant to NRS 78.209 (2)
--------------------------------------------------------------------------------
  10.1 Confirmation of an agreement with Leroy Halterman dated February 3, 2003 (1)
--------------------------------------------------------------------------------
  10.2 Receipt of Assignment of Property for Kendra #1-8 claims from the Bureau of Land Management dated February 28, 2003 (1)
--------------------------------------------------------------------------------
  10.3 Assignment of Property - Antelope Pass Project, as filed and recorded by Hidalgo County, New Mexico, on January 7, 2003 (1)
--------------------------------------------------------------------------------
  10.4 Notice of Intent to Hold Kendra #1-8, Lode Mining Claims dated August 23, 2002, by Leroy Halterman (1)
--------------------------------------------------------------------------------
  31.1        Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
----------------------

(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-1, file number 333-102441.
(2) Incorporated by reference to
the exhibits to the registrant's current report on Form 8-K dated September 26, 2004, filed September 27, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         Wheeler Wasoff, P.C., served as our principal accountant through January 20, 2006. It reviewed our reports on Form 10-QSB, but did not audit our October 31, 2005 financial statements. Gordon, Hughes & Banks, LLP audited our financial statements for the fiscal years ended October 31, 2005 and 2006.

         For the fiscal year ended October 31, 2006, Gordon, Hughes & Banks, LLP is expected to bill us approximately $25,000 for the audit of our annual financial statements. For the fiscal year ended October 31, 2005, Gordon, Hughes & Banks, LLP billed us $10,000 for the audit of our annual financial statements.

         For the fiscal year ended October 31, 2005, Wheeler Wasoff, P.C., billed us $10,346 for the review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2006 and 2005.

TAX FEES

         For the fiscal year ended October 31, 2006, Gordon, Hughes & Banks, LLP is expected to bill us $2,000 for tax compliance services. For the fiscal year ended October 31, 2005, Gordon, Hughes & Banks, LLP billed us $1,850 for tax compliance services.

ALL OTHER FEES

         There were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2006 and 2005.

PRE-APPROVAL POLICIES AND PROCEDURES

         Prior to engaging our accountants to perform a particular service, our directors obtain an estimate for the service to be performed. The directors in accordance with our procedures approved all of the services described above.

                              BRINX RESOURCES LTD.
                          INDEX TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2006





                                                                         PAGE

Report of Independent Registered Public Accounting Firm                   F-2

Balance Sheets
   October 31, 2005 and 2006                                              F-3

Statements of Operations
   Year Ended October 31, 2005 and 2006                                   F-4

Statements of Stockholders' Equity (Deficit)
   Years Ended October 31, 2005 and 2006                                  F-5

Statements of Cash Flows
   Years Ended October 31, 2005 and 2006
                                                                          F-6

Notes to Financial Statements                                          F-7 - 22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Brinx Resources Ltd.
Albuquerque, New Mexico

We have audited the balance sheets of Brinx Resources Ltd. (the "Company") as of October 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended October 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brinx Resources Ltd. as of October 31, 2006 and 2005, and the consolidated results of their operations and cash flows for the years ended October 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred losses since inception and has recently commenced principal operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ GORDON, HUGHES & BANKS, LLP

                                                GORDON, HUGHES & BANKS, LLP
Greenwood Village, Colorado
February 7, 2007

BRINX RESOURCES LTD.
BALANCE SHEETS

============================================================================================================================
                                                                                             October 31,       October 31,
                                                                                                2005              2006
----------------------------------------------------------------------------------------------------------------------------

ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                                               $      582,986    $      436,547
   Accounts receivable (Note 3)                                                                         -           173,003
                                                                                           ---------------   ---------------

   Total current assets                                                                           582,986           609,550

UNDEVELOPED MINERAL INTERESTS, AT COST (Note 4)                                                       811               811
OIL AND GAS INTERESTS, FULL COST METHOD OF ACCOUNTING, NET OF                                     930,393         1,808,850
   ACCUMULATED DEPLETION (Note 5)                                                          ---------------   ---------------

TOTAL ASSETS                                                                               $    1,514,190    $    2,419,211
============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                $      570,229    $       95,716
   Loans and interest payable to related parties (Note 6 and 9)                                    39,397
                                                                                                                          -
   Due to related party (Note 8)                                                                    1,541                 -
                                                                                           ---------------   ---------------

   Total current liabilities                                                                      611,167            95,716

LOANS AND INTEREST PAYABLE TO RELATED PARTIES (Note 6 and 9)                                                         43,655
                                                                                                        -
ASSET RETIREMENT OBLIGATIONS (Note 7)                                                               3,595            28,847
                                                                                           ---------------   ---------------

TOTAL LIABILITIES                                                                                 614,762           168,218
                                                                                           ---------------   ---------------

COMMITMENT AND CONTINGENCIES (Note  13)

STOCKHOLDERS' EQUITY
   Preferred stock - $0.01 par value; authorized - 1,000,000 shares
     Issued - none                                                                                      -                 -
   Common stock (Note 8) - $0.001 par value; authorized - 100,000,000 shares
     Issued and outstanding - 24,529,832 shares at October 31, 2006 and 23,300,000                 23,300            24,530
     shares at October 31, 2005
   Capital in excess of par value                                                               1,028,100         2,775,778
   Accumulated (deficit)                                                                         (151,972)         (549,315)
                                                                                           ---------------   ----------------

   Total stockholders' equity                                                                     899,428         2,250,993
                                                                                           ---------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $    1,514,190    $    2,419,211
============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF OPERATIONS

==========================================================================================


                                                           Year Ended        Year Ended
                                                           October 31,       October 31,
                                                              2005              2006
------------------------------------------------------------------------------------------


REVENUES                                                 $            -    $      624,229
                                                         ---------------   ---------------


DIRECT COSTS
   Production costs                                                   -            71,569
   Depletion and accretion                                            -           254,572
   Impairment                                                         -           422,352
   General and administrative                                    73,144           270,411
                                                         ---------------   ---------------
                                                                (73,144)       (1,018,904)
                                                         ---------------   ---------------
OPERATING INCOME (LOSS)                                         (73,144)         (394,675)
                                                         ---------------   ---------------

OTHER INCOME AND EXPENSE
   Interest expense - related                                    (1,957)           (2,668)
                                                         ----------------  ---------------

NET (LOSS) FOR THE YEAR                                  $      (75,101)   $     (397,343)
==========================================================================================

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED                                        $       (0.003)   $       (0.017)
==========================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -
BASIC AND DILUTED                                            22,884,932        23,974,223
==========================================================================================





The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENT OF STOCKHOLDERS' EQUITY


                                                         Common Stock
                                                 --------------------------
                                                                                Capital in                           Total
                                                    Number                     Excess of Par    Accumulated       Shareholder's
                                                  of Shares         Amount         Value         (Deficit)           Equity
-------------------------------------------------------------------------------------------------------------------------------

BALANCES, NOVEMBER 1, 2004                        22,800,000   $     22,800    $      8,600    $    (76,871)    $    (45,471)

  Sale of common stock units for cash,
    at $2.00 per share                               500,000            500         999,500               -        1,000,000

  Issuance of stock options (Note 8)                       -              -          20,000               -           20,000

  Net (loss)                                               -              -               -         (75,101)         (75,101)
                                                 ------------  -------------   -------------   --------------   -------------

BALANCES, OCTOBER 31, 2005                        23,300,000   $     23,300    $  1,028,100    $   (151,972)    $    899,428

  Sale of common stock units for cash,
    net of share issue cost of $1,005              1,229,832          1,230       1,747,678               -        1,748,908

  Net (Loss)                                               -              -               -        (397,343)        (397,343)
                                                 ------------  -------------   -------------   --------------   -------------
BALANCES, OCTOBER 31, 2006                        24,529,832   $     24,530    $  2,775,778    $   (549,315)    $  2,250,993
           --------------------------------------------------------------------------------------------------------------------






   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF CASH FLOWS

============================================================================================================


                                                                              Year Ended        Year Ended
                                                                              October 31,      October 31,
                                                                                 2005              2006
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING
ACTIVITIES
  Net (Loss)                                                               $      (75,101)    $    (397,343)
  Adjustments to reconcile net (loss) to net cash
    (used) in operating activities
    Depletion and accretion                                                             -           254,572
    Impairment                                                                          -           422,352
    Stock option expense                                                           20,000                 -
    nterest payable - related                                                       1,957             2,668

  Changes in non-cash working capital items:
    Decrease (increase) in accounts receivable                                          -          (173,003)
    Increase (decrease) in accounts payable and
      accrued liabilities                                                         546,855          (474,513)
    Increase (decrease) in due to related party                                       175                49
                                                                           ---------------    --------------

  Net cash provided (used) by operating activities                                493,886          (365,218)
                                                                           ---------------    --------------

CASH FLOWS FROM (USED IN) INVESTING
ACTIVITIES
  Expenditures on oil and gas interests                                          (926,798)       (1,930,129)
  Proceeds from sale of oil and gas interests                                           -           400,000
                                                                           ---------------    --------------

  Net cash (used) in investing activities                                        (926,798)       (1,530,129)
                                                                           ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                          1,000,000         1,749,913
  Share issue costs paid                                                                -            (1,005)
  Loan payable to related party                                                    15,692                 -
  Repayment of loan to related party                                               (1,085)                -
                                                                           ---------------    --------------

  Net cash provided by financing activities                                     1,014,607         1,748,908
                                                                           ---------------    --------------


NET INCREASE (DECREASE) IN CASH                                                   581,695          (146,439)

CASH, BEGINNING OF YEAR                                                             1,291           582,986
                                                                           ---------------    --------------

CASH, END OF YEAR                                                          $      582,986     $     436,547
============================================================================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Asset retirement cost incurred                                       $       (3,595)    $     (23,059)
                                                                           ---------------    --------------
      Asset retirement obligation incurred                                 $        3,595     $      23,059
                                                                           ---------------    --------------

   The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Brinx Resources Ltd. (the "Company") was incorporated under the laws of the State of Nevada on December 23, 1998,and issued its initial common stock in February 2001. The Company holds undeveloped mineral interest located in New Mexico and holds oil and gas interests located in Oklahoma and Mississippi. In 2006, the Company commenced oil and gas production and started earning revenues. Prior to 2006, the Company was considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). Effective 2006, the Company ceased being considered a development stage company.


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

         At this time, the Company has suspended efforts with respect to the undeveloped mineral interests.

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         OIL AND GAS INTERESTS (continued)

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

         ACCOUNTS RECEIVABLE

         Accounts receivable are carried at net receivable amounts less an estimate for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
================================================================================

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

         SHARE BASED COMPENSATION

         In October 1995, SFAS 123 "Accounting for Stock-Based Compensation" was issued. This standard defined a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gave entities a choice of recognizing related compensation expense to employees by adopting the fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company elected to utilize APB 25 for measurement until January 1, 2006, at which time the Company was required to adopt SFAS 123R. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards of stock options consistent with the method prescribed in SFAS 123R, the Company's net
         (loss) and (loss) per share for the years ended October 31, 2006 and 2005 would have increased to the pro forma amounts indicated below:

         =======================================================================================================
                                                                                       2005            2006
         -------------------------------------------------------------------------------------------------------
         Income (loss) as reported                                              $     (75,101)   $     (397,343)
         Add stock-based compensation included in net loss                             20,000                 -
         Deduct stock-based compensation expense using fair value method             (134,309)                -
                                                                                --------------   ---------------
         Pro forma net loss                                                     $    (189,410)   $     (397,343)
                                                                                ==============   ===============

         Pro forma basic and diluted income (loss) per common share             $       (0.01)   $        (0.01)
         =======================================================================================================

         At October 31, 2006 and 2005, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, the basic EPS is presented the same as the diluted EPS.

         The following assumptions were used for Black-Scholes valuation of the stock options, following calculation methods prescribed by SFAS 123, granted during the 2005 year end:

         Risk-free interest rate                                           3.78%
         Expected life of options                                         1 year
         Annualized volatility                                              162%
         Dividend rate                                                        0%

         FAIR VALUE

         The carrying amount reported in the balance sheet for cash, accounts receivable and accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company maintains cash at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The Company believes that credit risk associated with cash and cash equivalents are remote.

         The Company has recorded trade accounts receivable from the business operations. Management periodically evaluates the collectability of the trade receivables and believe that the receivables to be fully collectable and the risk of loss to be minimal.

         COMPREHENSIVE INCOME

         There are no adjustments necessary to net (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income."

         NEW AUTHORITATIVE PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for employee stock options, SFAS No. 123 (Revised 2004), SHARE-BASED PAYMENT (SFAS 123 (R)). SFAS 123 (R) replaces SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), and supersedes APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS 123 (R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123 (R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods, beginning after December 31, 2005, which for the Company was the second quarter of fiscal 2006. The effect of adopting SFAS 123 (R) on our financial position and results of operations has not been significant.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from the fair value measurement for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement does not impact the Company's financial statements.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NEW AUTHORITATIVE PRONOUNCEMENTS (continued)

         In June 2005, the FASB published SFAS No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB No. 3" ("SFAS 154"). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The adoption of this pronouncement is not expected to have an impact on the Company's consolidated financial position, results of operations, or cash flows.

         In February 2006, the FASB issued SFAS 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140. This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 shall be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. We anticipate that SFAS 155 will not have a material impact on our financial statements.

         In March 2006, the FASB issued SFAS 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS--AN AMENDMENT OF FASB STATEMENT NO. 140. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. Entities shall adopt this statement as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this statement is the date that an entity adopts the requirements of this statement. We anticipate that SFAS 156 will not have a material impact on our financial statements.

         In September 2006, Statement 157, FAIR VALUE MEASUREMENTS, was issued by the FASB and is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
         (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We anticipate that SFAS 157 will not have a material impact on our financial statements.

         In September 2006, Statement 158, "EMPLOYER'S ACCOUNTING DEFINED BENEFIT PENSION AND OTHER POST RETIREMENT PLANS" was issued by the FASB and is effective for financial statements of an employer that is an issuer of publicly traded equity securities as of the end of the fiscal years ending after December 15, 2006. Statement 158 requires an employer to recognize the over funded and under funded status of a defined benefit post retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which they occur through comprehensive income. We anticipate that SFAS 158 will not have a material impact on our financial statements.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NEW AUTHORITATIVE PRONOUNCEMENTS (continued)

         In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity("VIE") established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51" ("FIN 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interest. Application of FIN 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

         In July 2006, FIN 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES" was issued by the FASB and is effective for fiscal years beginning after December 15, 2006. FIN 48 interprets FASB 109 "ACCOUNTING FOR INCOME TAXES" and establishes the accounting for uncertain tax positions including recognition and measurement of their financial statement effects. We anticipate that FIN 48 will not have a material impact on our financial statements.


NOTE 2 - BASIS OF PRESENTATION AND LIQUIDITY

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $549,315 through October 31, 2006. These factors among others raise substantial doubt that the Company will be able to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.


NOTE 3 - ACCOUNTS RECEIVABLE

         Accounts receivable consists of revenues receivable from the operators of the oil and gas projects for the sale of oil and gas by the operators on their behalf and are carried at net receivable amounts less an estimate for doubtful accounts. Management considers all accounts receivable to be fully collectible at October 31, 2006 and 2005, accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

         =======================================================================
                                                      October 31,   October 31,
                                                             2005          2006
         -----------------------------------------------------------------------
         Accounts receivable                          $         -   $   173,003
         Less: allowance for doubtful account                   -             -
         =======================================================================
                                                      $         -   $   173,003
         =======================================================================

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 4 - UNDEVELOPED MINERAL INTERESTS

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

         There has been no activity in 2006.

NOTE 5 - OIL AND GAS INTERESTS


         =================================================================================
                                                              October 31,     October 31,
                                                                 2005            2006
         ---------------------------------------------------------------------------------
         Owl Creek Prospect, Oklahoma                      $    575,804    $    1,318,846
         Three Sands Prospect, Oklahoma                         350,994           618,081
         Palmetto Point Prospect, Mississippi                         -           420,000
         Frio-Wilcox Prospect, Mississippi                            -           100,000
         Asset retirement cost                                    3,595            26,654
         Less: Accumulated depletion and impairment                   -          (674,731)
         =================================================================================
                                                           $    930,393    $    1,808,850
         =================================================================================

         The Company holds the following oil and gas interests:

         OWL CREEK PROSPECT

         On August 10, 2005, the Company acquired a 70% working interest in Ranken Energy Corporation's Owl Creek Prospect for a total buy-in cost of $211,750 plus dry hole costs. The interest is located in Oklahoma.

         On June 1, 2006, the Company completed the sale of 20% of the Powell #2 well and future drill sites on the Owl Creek Project. The Company retains a 50% working interest in the Project. The agreement calls for a one time cash payment to the Company of $300,000 and for each party to be responsible for their portion of the cost to complete the Powell #2 well and future drill sites. The Company retained a 70% interest in two spacing units of approximately 160 acres and the two wells located on them. These wells are the Johnson#1 and the producing well, the Powell #1.

         On August 3, 2006, the Company completed the sale of 7.5% of the Isbill #1-36 well and future drill sites on the Owl Creek Project. The Company retains a 42.5% working interest in the Project. The agreement calls for a one time cash payment to the Company of $100,000 and for each party to be responsible for their portion of the cost to complete the Isbill #1-36 well and future exploration. The Company retained a 70% interest in two spacing units of approximately 160 acres and the two wells located on them and a third spacing unit of approximately 80 acres where the Company retained a 50% interest. The 70% wells are the Johnson #1 and the producing well, the Powell #1. The 50% well and associated spacing unit is the producing well, the Powell #2.

         THREE SANDS PROSPECT

         On October 6, 2005, The Company acquired a 40% working interest in Vector Exploration Inc's Three Sands Prospect for a total buy-in cost of $88,000 plus dry hole costs. The interests are located in Oklahoma.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 5 - OIL AND GAS INTERESTS (CONTINUED)

         PALMETTO POINT PROSPECT

         On February 28, 2006, The Company acquired a 10% working interest before production and an 8.5% revenue interest after production in a 10 well program at Griffin & Griffin Exploration Inc's Palmetto Point Prospect for a total buy-in cost of $350,000. On September 26, 2006, the Company acquired an additional 2 well within this program for $70,000. The interests are located in Mississippi.

         FRIO-WILCOX PROSPECT

         On August 2, 2006, the Company signed a memorandum agreement with Griffin & Griffin LLC (the operator) to participate in two proposed drilling programs located in Mississippi and Louisiana. The Company acquired a 10% working interest in this project before production and a prorated reduced working interest after production based on the operator's interest portion. See also note 13.

         Under the full cost method, the Company is subject to a ceiling test. This ceiling test determines whether there is an impairment to the proved properties. The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value. In the years ended October 31, 2006 and 2005, the Company recorded impairment amounts of $422,352 and $0, respectively, related to the proved properties.

         CAPITALIZED COSTS

         =======================================================================
                                                   October 31,      October 31,
                                                          2005             2006
         -----------------------------------------------------------------------
         Proved properties                        $          -    $   1,802,708
         Unproved properties                           930,393          680,873
         -----------------------------------------------------------------------
                                                       930,393        2,483,581
         Accumulated depletion expense                       -         (252,379)
         Impairment                                          -         (422,352)
         =======================================================================
         Net capitalized cost                     $    930,393    $   1,808,850
         =======================================================================


         RESULTS OF OPERATIONS

         Results of operations for oil and gas producing activities are as follows:

         =======================================================================
                                                   October 31,      October 31,
                                                          2005             2006
         -----------------------------------------------------------------------
         Revenues                                 $           -   $     624,229
         Production costs                                     -         (71,569)
         Depletion and accretion                              -        (254,572)
         Impairment                                           -        (422,352)
         =======================================================================
         Results of operations
          (excluding corporate overhead)          $           -   $    (124,264)
         =======================================================================

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 5 - OIL AND GAS INTERESTS (CONTINUED)


         ACQUISITION, EXPLORATION AND DEVELOPMENT COSTS

         =================================================================================================
                                                                            October 31,      October 31,
                                                                               2005             2006
         -------------------------------------------------------------------------------------------------
         Property acquisitions costs net of divestiture proceeds           $          -    $      514,798
         Exploration                                                                  -         1,579,129
         Development                                                                  -           363,000
         -------------------------------------------------------------------------------------------------
         Total before asset retirement obligation                                     -         2,456,927
         =================================================================================================
         Total including asset retirement obligation                       $          -    $    2,483,581
         =================================================================================================

         DEPLETION

         Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production. Depletion expense recognized was $252,379 and $0 for the years ended October 31, 2006 and 2005, respectively.


NOTE 6 - LOANS AND INTEREST PAYABLE TO RELATED PARTIES

         The Company has outstanding various loans with interest payable to related parties. These unsecured loans along with interest accrued at 6% and at the prime rate per annum may be repaid any time on or before the due date. The original repayment dates of these loans have been extended.

         ======================================================================================================
                                                                                   October 31,      October 31,
                                                                                       2005            2006
         ------------------------------------------------------------------------------------------------------
         Loans repayable on December 31, 2007,  bears
         interest at 6% per annum, and is unsecured                               $     15,441     $    16,197

         Loan  repayable on December 18, 2007, bears interest
         at the prime rate of interest per annum and is unsecured                       22,000          22,000
         ------------------------------------------------------------------------------------------------------
         Total loans                                                                    37,441          38,197
           Plus: accrued interest                                                        1,958           5,458
         ======================================================================================================
         Total loans and interest payable                                               39,397          43,655
         Less: current portion                                                         (39,397)              -
         ------------------------------------------------------------------------------------------------------
                                                                                             -          43,655
         ======================================================================================================

         Interest expensed during the year ends October 31, 2006 and 2005 were $2,668 and $1,958 respectively.

         See also note 9.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 7 - ASSET RETIREMENT OBLIGATIONS

         The Company follows SFAS 143 "Accounting for asset retirement obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of October 31, 2006, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No.143. The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production. We will amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 12%. Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

         We will amortize the amount added to oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

         The information below reflects the change in the asset retirement obligations during the year ended October 31, 2005 and 2006:


         =======================================================================
                                                    October 31,      October 31,
                                                           2005             2006
         -----------------------------------------------------------------------
         Balance, beginning of year                $         -      $     3,595
         Liabilities assumed                             3,595           23,059
         Accretion expense                                   -            2,193
         =======================================================================
         Balance, end of year                      $     3,595      $    28,847
         =======================================================================

         The reclamation obligation relates to the Kodesh wells at the Three Sands Property; Powell #1 and #2 and Johnson #1 wells at the Owl Creek Property, the F36-2, F-39, F-40, F-42, F-118, F-6B, and F-52A at the
         Palmetto Point Prospect and the F-14 well at the Frio-Wilcox Project. The present value of the reclamation liability may be subject to change based on management's current estimates, changes in remediation technology or changes to the applicable laws and regulations. Such changes will be recorded in the accounts of the Company as they occur.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 8 - COMMON STOCK

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

         On July 31, 2006, the Company completed a 384,610 unit private placement at $1.30 per unit for gross proceeds of $499,993. Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $1.80 per share which expire on July 30, 2008.

         STOCK OPTIONS

         Although the Company does not have a formal stock option plan, all options granted in the past have been approved by the Board of Directors.

         During the year ended October 31, 2005, the Company granted 200,000 stock options exercisable for $ 1.00 per share for two years, which vested at the time of grant.

         At October 31, 2006 and 2005, the Company had the following stock options outstanding and exercisable:

         =======================================================================
                                    Exercise
                   Amount              Price       Expiry Date
         -----------------------------------------------------------------------

                  200,000            $  1.00       August 8, 2007
         =======================================================================

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 8 - COMMON STOCK (CONTINUED)

         SHARE PURCHASE WARRANTS

         Details of the share purchase warrants for the year ended October 31, 2006 are summarized as follow:

         =======================================================================
                                                                       Number of
                                                                       Warrants
         -----------------------------------------------------------------------
         Balance, October 31, 2005                                      500,000
         -----------------------------------------------------------------------
         Warrants issued during the year                              1,229,832
         =======================================================================
         Balance, October 31, 2006                                    1,729,832
         =======================================================================

         At October 31, 2006, the Company had the following share purchase warrants outstanding:

        ========================================================================
                                     Exercise
                    Amount              Price       Expiry Date
        ------------------------------------------------------------------------

                   500,000            $  2.50       August 29, 2007
                   291,392               2.25       December 27, 2007
                   100,000               2.00       February 27, 2008
                   269,230               1.80       March 14, 2008
                   184,600               1.80       May 2, 2008
                   384,610               1.80       July 30, 2008
        ========================================================================
                 1,729,832
        ========================================================================


NOTE 9 -   RELATED PARTY TRANSACTIONS

         During the years ended October 31, 2006 and 2005, the Company entered into the following transactions with related parties:

         a) As of October 31, 2006, loans due to related parties totaling $38,197 were outstanding and have been extended to December 18 and 31, 2007, with interest at the prime rate and 6% per annum.

         b) Accrued interest expense on loans payable to related parties totaled $5,458 and $1,958 for the years ended December 31, 2005 and December 31, 2006 respectively.

         c) Paid $60,000 (2005 - $15,000) in management fees and reimbursement of office space to the President of the Company.

         d)   Paid   $22,971  (2005  -  $2,540)  to   a   related   entity   for
              administration services.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 10 - INCOME TAXES

         Income tax expense (benefit) for the years ended October 31 consists of the following:

                                                      2005              2006

            Current taxes                         $        -       $         -
            Deferred taxes                           (37,996)         (198,073)
              Less: valuation allowance               37,996           198,073
                                                  -----------       -----------
            Net income tax expense (benefit)      $        -       $         -
                                                  ===========       ===========


         The effective income tax rate for the years ended October 31 differs from the U.S. Federal statutory income tax rate due to the following:

                                                           2005           2006
                                                           ----           ----

            Federal statutory income tax rate             (34.0%)       (34.0%)
            State income taxes                             (3.3%)        (3.3%)
            Permanent differences                             -            .03%
            Increase (decrease) in valuation allowance     37.3%         37.27%
                                                        ---------    ----------

            Effective rate                              $     -      $       -
                                                        =========    ==========

         The components of the deferred tax assets and liabilities as of October 31 are as follows:

                                                                         2005             2006
                                                                         ----             ----
            Deferred tax assets
              Federal and state net operating losses carryovers      $  252,415       $  476,129
              Asset retirement obligation                                     -              818
              Exploration costs                                               -              425
              Stock-based compensation                                        -            7,460
              Accrued interest                                                -            2,070
                                                                     -----------      -----------
            Total deferred tax assets                                $  252,415       $  486,902

            Deferred tax liabilities
              Intangible drilling costs and other exploration
                costs capitalized for financial reporting purposes     (214,419)        (288,829)
                                                                     -----------      -----------

            Net deferred tax asset                                       37,996          198,073
            Less: valuation adjustment                                  (37,996)        (198,073)
                                                                     -----------      -----------
            Deferred tax liability                                   $        -       $        -
                                                                     ===========      ===========


         The Company has a $1,276,484 net operating loss carryover as of October 31, 2006. The net operating losses may offset against taxable income through the year ended October 2026. A portion of the net operating loss carryovers begin expiring in 2021.

         The Company has provided a valuation allowance for the deferred tax asset at October 31, 2006, as the likelihood of the realization of the tax benefit of the net operating loss carryforward cannot be determined. The valuation allowance increased by approximately $160,077 and $18,734 for the years ended October 31, 2006 and 2005, respectively.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 11 - UNAUDITED OIL AND GAS RESERVE QUANTITIES

         The following unaudited reserve estimates presented as of October 31, 2006 were prepared by independent petroleum engineers. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

         Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from know reservoirs under existing economic and operating conditions.

         Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

         Unaudited net quantities of proved developed reserves of crude oil and natural gas (all located within United States) are as follows:


         =======================================================================
                                                       Crude Oil     Natural Gas
         Changes in proved reserves                      (Bbls)         (MCF)
         -----------------------------------------------------------------------
         Estimated quantity, November 1, 2004                 -              -
           Revisions of previous estimate                     -              -
           Production                                         -              -
           Sale of reserves                                   -              -
         -----------------------------------------------------------------------
         Estimated quantity, October 31, 2005                 -              -
           Revisions of previous estimate                     -              -
           Discoveries                                   38,309         47,814
           Production                                    (8,072)        (9,604)
           Sale of reserves                                   -              -
         =======================================================================
         Estimated quantity, October 31, 2006            30,237         38,210
         =======================================================================


         ===============================================================================

         Proved reserves at year end        Developed        Undeveloped         Total
         -------------------------------------------------------------------------------
            Crude Oil (Bbls):
              October 31, 2006               30,237                   -          30,237
              October 31, 2005                    -                   -               -
            Gas (MCF):
              October 31, 2006               38,210                   -          38,210
              October 31, 2005                    -                   -               -
         ===============================================================================

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 11 - UNAUDITED OIL AND GAS RESERVE QUANTITIES (CONTINUED)

         UNAUDITED STANDARIZED MEASURE

         The following information has been developed utilizing procedures prescribed by SFAS 69 "Disclosures About Oil and Gas Producing Activities" and based on crude oil and natural gas reserves and production volumes estimated by the Company. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative or realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

         Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to our proved oil and gas reserves and the tax basis of proved oil and gas properties and available net operating loss carryforwards. Discounting the future net cash inflows at 10% is a method to measure the impact of the time value of money.

         ===========================================================================================
                                                                       October 31,      October 31,
                                                                              2005             2006
         -------------------------------------------------------------------------------------------
         Future cash inflows                                           $         -   $    1,929,547
         Future production costs                                                 -         (391,936)
         Future development costs
                                                                                 -         (585,500)
         Future income tax expense
                                                                                 -         (496,921)
         -------------------------------------------------------------------------------------------
         Future cash flows                                             $         -   $      455,190
         10% annual discount for estimated timing of cash flows                  -         (370,974)
         -------------------------------------------------------------------------------------------
         Standardized measure of discounted future net cash            $         -   $       84,216
         ===========================================================================================

         The following presents the unaudited principal source of the changes in the standardized measure of discounted future net cash flows:

         ==========================================================================================================
                                                                                     October 31,      October 31,
                                                                                            2005             2006
         ==========================================================================================================
         Standard measure of discounted future net cash flows:
         ----------------------------------------------------------------------------------------------------------
         Beginning of year                                                          $          -    $            -
         Sales and transfers of oil and gas produced, net of production costs                  -         1,929,547
         Net changes in prices and production costs and other                                  -          (391,936)
         Net changes due to sale of existing reserves                                          -                 -
         Changes in future development costs                                                   -          (585,500)
         Revisions of previous quantity estimates                                              -                 -
         Other                                                                                 -                 -
         Net change in income taxes                                                            -          (496,921)
         Accretion of discount                                                                 -          (370,974)
         ----------------------------------------------------------------------------------------------------------
         Future cash flows                                                                     -            84,216
         ----------------------------------------------------------------------------------------------------------
         End of year                                                                $          -    $       84,216
         ==========================================================================================================

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 12 - MAJOR CUSTOMERS

         We collected $566,952 or 91% of our revenues from one of our operators during the year ended October 31, 2006. As of October 31, 2006, $159,510 was due from this operator. There were no sales for the year ended October 31, 2005.


NOTE 13 - COMMITMENT

         On August 2, 2006, the Company signed a memorandum to participate in two proposed drilling programs located in Mississippi and Louisiana. The Company will have a 10% working interest before production and a prorated reduced working interest after production based on the operator's interest portion, as stated in the agreement based on the specific wells listed. The Company has paid $100,000 during the year, $200,000 subsequent to year end and is committed to a further $100,000 payable.


NOTE 14 - SEGMENT REPORTING

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

         As of October 31, 2006 and 2005, the Company had one operating segment, oil and gas exploration and development.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BRINX RESOURCES LTD.



Date:  February 13, 2007                By: /s/ LEROY HALTERMAN
                                           -------------------------------------
                                              Leroy Halterman, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                 TITLE                              DATE

                                 President, Secretary, Treasurer and
                                 director (principal executive,
/s/ LEROY HALTERMAN              financial and accounting officer)              February 13, 2007
-----------------------------
Leroy Halterman



/s/ KENNETH A. CABIANCA                           Director                      February 13, 2007
-----------------------------
Kenneth A. Cabianca