Form 10QSB
period 2007-01-31
BRINX RESOURCES LTD
filed 2007-03-14
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: January 31, 2007

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
   24,529,832 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF FEBRUARY 28, 2007

Transitional Small Business Disclosure Format (check one):       Yes     No  X
                                                                    ---     ---

                              BRINX RESOURCES LTD.
                                      INDEX





                                                                          PAGE
PART I.  UNAUDITED FINANCIAL INFORMATION

 Item 1. Condensed Interim Financial Statements

         Condensed Balance Sheets
           October 31, 2006 and January 31, 2007                            2

         Condensed Statements of Operations
           Three Months Ended January 31, 2006 and 2007                     3

         Condensed Statements of Cash Flows
           Three Months Ended January 31, 2006 and 2007                     4

         Notes to Condensed Financial Statements                          5 - 10

 Item 2. Management's Discussion and Analysis or Plan of Operation          11

 Item 3. Controls and Procedures                                            15

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                  15

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        15

 Item 3. Defaults Upon Senior Securities                                    15

 Item 4. Submission of Matters to a Vote of Security Holders                16

 Item 5. Other Information                                                  16

 Item 6. Exhibit Index                                                      16

 Signatures                                                                 17

BRINX RESOURCES LTD.
CONDENSED BALANCE SHEETS

===================================================================================================================
                                                                                    October 31,       January 31,
                                                                                       2006              2007
-------------------------------------------------------------------------------------------------------------------
                                                                                     (Audited)         (Unaudited)

ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                                    $      436,547    $      344,805
      Accounts receivable                                                              173,003           150,048
                                                                                ---------------   ---------------

      Total current assets                                                             609,550           494,853

UNDEVELOPED MINERAL INTERESTS, AT COST                                                     811               811
OIL AND GAS INTERESTS, FULL COST METHOD OF ACCOUNTING, NET OF
   ACCUMULATED DEPLETION                                                             1,808,850         1,847,370
                                                                                ---------------   ---------------

TOTAL ASSETS                                                                    $    2,419,211    $    2,343,034
=================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                    $        95,716    $       42,129
   Loans and interest payable to related parties                                             -            33,541
                                                                                ---------------   ---------------

   Total current liabilities                                                            95,716            75,670

LOANS AND INTEREST PAYABLE TO RELATED PARTIES                                           43,655                 -
ASSET RETIREMENT OBLIGATIONS                                                            28,847            32,218
                                                                                ---------------   ---------------

TOTAL LIABILITIES                                                                      168,218           107,888
                                                                                ---------------   ---------------

COMMITMENT

STOCKHOLDERS' EQUITY
   Preferred stock - $0.01 par value; authorized - 1,000,000 shares
      Issued - none                                                                          -                 -
   Common stock - $0.001 par value; authorized - 100,000,000 shares
      Issued and outstanding - 24,529,832 shares at October 31, 2006 and
        at January 31, 2007                                                             24,530            24,530
   Capital in excess of par value                                                    2,775,778         2,775,778
   Accumulated (deficit)                                                              (549,315)         (565,162)
                                                                                ---------------   ---------------

   Total stockholders' equity                                                        2,250,993         2,235,146
                                                                                ---------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    2,419,211    $    2,343,034
=================================================================================================================


              The accompanying notes are an integral part of these
                        condensed financial statements.

BRINX RESOURCES LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

=============================================================================================

                                                             For the Three     For the Three
                                                              Month Period      Month Period
                                                                 Ended             Ended
                                                              January 31,       January 31,
                                                                  2006              2007
---------------------------------------------------------------------------------------------

REVENUES                                                   $            -     $     247,789
                                                           ---------------    --------------

DIRECT COSTS
   Production costs                                                     -            20,960
   Depletion and accretion                                              -           181,766
   General and administrative                                      40,245            60,327
                                                           ---------------    --------------
                                                                  (40,245)         (263,053)

OPERATING INCOME (LOSS)                                           (40,245)          (15,264)

OTHER INCOME AND EXPENSE
   Interest expense - related                                        (631)             (583)
                                                           ---------------    --------------

NET (LOSS) FOR THE PERIOD                                  $      (40,876)    $     (15,847)
============================================================================================

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED                                          $       (0.002)    $      (0.001)
============================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -
BASIC AND DILUTED                                              23,407,668        24,529,832
============================================================================================



              The accompanying notes are an integral part of these
                        condensed financial statements.

BRINX RESOURCES LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

===================================================================================================================


                                                                                  For the Three    For the Three
                                                                                   Month Period     Month Period
                                                                                      Ended            Ended
                                                                                    January 31,      January 31,
                                                                                      2006              2007
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING
ACTIVITIES
  Net (Loss)                                                                     $      (40,876)   $     (15,847)
  Adjustments  to reconcile  net (loss) to
    net cash (used) in operating activities
    Depletion and accretion                                                                   -          181,766

  Changes in working capital:
    Decrease (increase) in accounts receivable                                                -           22,955
    Increase (decrease) in accounts payable and
      accrued liabilities                                                              (383,993)         (53,587)
    Interest payable - related                                                              631              583
    Increase (decrease) in due to related party                                               -             (697)
                                                                                 ----------------  --------------

  Net cash provided (used) by operating activities                                     (424,238)         135,173
                                                                                 ---------------   --------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Expenditures on oil and gas interests                                                (556,939)        (216,915)
                                                                                 ---------------   --------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                                  509,940                -

  Repayment of loan to related party                                                          -          (10,000)
                                                                                 ---------------   --------------

  Net cash provided (used) by financing activities                                      509,940          (10,000)
                                                                                 ---------------   --------------

NET INCREASE (DECREASE) IN CASH                                                        (471,237)         (91,742)

CASH, BEGINNING OF PERIODS                                                              582,986          436,547
                                                                                 ---------------   --------------

CASH, END OF PERIODS                                                             $      111,749    $     344,805
==================================================================================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Asset retirement cost incurred                                             $            -    $      (2,521)
                                                                                  --------------   --------------
      Asset retirement obligation incurred                                       $            -    $       2,521
                                                                                  --------------   --------------




              The accompanying notes are an integral part of these
                        condensed financial statements.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended January 31, 2007
(Unaudited)
================================================================================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Brinx Resources Ltd. (the "Company") was incorporated under the laws of the State of Nevada on December 23, 1998, and issued its initial common stock in February 2001. The Company holds undeveloped mineral interest located in New Mexico and holds oil and gas interests located in Oklahoma and Mississippi. In 2006, the Company commenced oil and gas production and started earning revenues. Prior to 2006, the Company was considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). Effective 2006, the Company ceased being considered a development stage company.

         The accompanying condensed financial statements of the Company are unaudited. In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation. The results of operations for the three month period ended January 31, 2007 are not necessarily indicative of the operating results for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended October 31, 2006.

         Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-KSB for the year ended October 31, 2006.

         USE OF ESTIMATES

         The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

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

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended January 31, 2007
(Unaudited)
================================================================================

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

         INCOME TAXES

         We have made no provision for income taxes for the three month period ended January 31, 2007 since the pre-tax income will be offset by net operating loss carryforwards. We had approximately $1,276,484 and $742,396 of such carryforwards at October 31, 2006 and 2005, respectively.

         (LOSS) PER SHARE

         (Loss) per common share is computed based on the weighted average number of common shares outstanding during the periods. Diluted (loss) per common share has not been separately disclosed as the effect of outstanding stock options and stock purchase warrants would be anti-dilutive.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended January 31, 2007
(Unaudited)
================================================================================

NOTE 2 - BASIS OF PRESENTATION AND LIQUIDITY

         The accompanying condensed financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed balance sheet the Company has accumulated a deficit of $565,162 through January 31, 2007. These factors among others raise substantial doubt that the Company will be able to continue in existence. The Company's condensed financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

NOTE 3 - OIL AND GAS INTERESTS

================================================================================
                                                     October 31,     January 31,
                                                        2006            2007
--------------------------------------------------------------------------------
Owl Creek Project, Oklahoma                       $   1,318,846   $   1,330,295
Three Sands Project, Oklahoma                           618,081         623,547
Palmetto Point Project, Mississippi                     420,000         420,000
Frio-Wilcox Prospect, Mississippi                       100,000         300,000
Asset retirement cost                                    26,654          29,175
Less: Accumulated depletion and impairment             (674,731)       (855,647)
================================================================================
                                                  $   1,808,850   $   1,847,370
================================================================================

         The Company holds the following oil and gas interests:

         OWL CREEK PROJECT

         On August 10, 2005, the Company acquired a 70% working interest in Ranken Energy Corporation's Owl Creek Project for a total buy-in cost of $211,750 plus dry hole costs. The interest is located in Oklahoma.

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

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended January 31, 2007
(Unaudited)
================================================================================

NOTE 3 - OIL AND GAS INTERESTS (CONTINUED)

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

         THREE SANDS PROJECT

         On October 6, 2005, The Company acquired a 40% working interest in Vector Exploration Inc.'s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs. The interests are located in Oklahoma.

         PALMETTO POINT PROJECT

         On February 28, 2006, The Company acquired a 10% working interest before production and an 8.5% revenue interest after production in a 10 well program at Griffin & Griffin Exploration Inc.'s Palmetto Point Project for a total buy-in cost of $350,000. On September 26, 2006, the Company acquired an additional 2 well within this program for $70,000. The interests are located in Mississippi.

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

         IMPAIRMENT

         Under the full cost method, the Company is subject to a ceiling test. This ceiling test determines whether there is an impairment to the proved properties. The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value. There was no impairment recorded for the three months ended January 31, 2007 or 2006.

         DEPLETION

         Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production. Depletion expense recognized was $180,916 and $0 for the three months ended January 31, 2007 and 2006, respectively.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended January 31, 2007
(Unaudited)
================================================================================

NOTE 4 - ASSET RETIREMENT OBLIGATIONS

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

         The information below reflects the change in the asset retirement obligations during the following periods:


================================================================================
                                                   October 31,      January 31,
                                                          2006             2007
--------------------------------------------------------------------------------
Balance, beginning of period                    $        3,595   $       28,847
Liabilities assumed                                     23,059            2,521
Accretion expense                                        2,193              850
================================================================================
Balance, end of period                          $       28,847   $       32,218
================================================================================

         The reclamation obligation relates to the Kodesh wells at the Three Sands Property; Powell #1 and #2 and Johnson #1 wells at the Owl Creek Property, the F36-2, F-39, F-40, F-42, F-118, F-6B, F-52A, F-4, F-29
         and F-12 at the Palmetto Point Project and the F-14 and CMR-USA39-14 well at the Frio-Wilcox Project. The present value of the reclamation liability may be subject to change based on management's current estimates, changes in remediation technology or changes to the applicable laws and regulations. Such changes will be recorded in the accounts of the Company as they occur.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended January 31, 2007
(Unaudited)
================================================================================

NOTE 5 - RELATED PARTY TRANSACTIONS

         During the three months ended January 31, 2007, the Company entered into the following transactions with related parties:

         a) As of January 31, 2007, loans due to related parties totaling $27,498 were outstanding and have been extended to December 18 and 31, 2007, with interest at the prime rate and 6% per annum. On December 24, 2006, the Company repaid $10,000 of the loans to one of the related parties.

         b) Accrued interest expense on loans payable to related parties totaled $6,043.

         c) Paid $15,000 in management fees and reimbursement of office space to the President of the Company.

         d)     Paid $6,500 to a related entity for administration services.

NOTE 6 - COMMITMENT

         On August 2, 2006, the Company signed a memorandum to participate in two proposed drilling programs located in Mississippi and Louisiana. The Company will have a 10% working interest before production and a prorated reduced working interest after production based on the operator's interest portion, as stated in the agreement based on the specific wells listed. The Company has paid $300,000 up to January 31, 2007 and is committed to a further $100,000 payable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         We are an independent oil and gas company engaged in exploration, development and production of oil and natural gas. As production of these products continues, they will be sold to purchasers in the immediate area where the products are produced.

         Until 2005, our focus was on our undeveloped mineral interests and we were considered, at that time, to be a development stage company engaged in the acquisition and exploration of mineral and oil and gas properties. We still hold an interest in undeveloped mineral interests located in New Mexico (the "Antelope Pass Project"). However, in 2005, we suspended activities on our undeveloped mineral properties indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on our undeveloped mineral properties during the fiscal year ended October 31, 2006 or during the three months ended January 31, 2007.

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

         The proceeds from our private placements of $1,749,908 and from the sale of oil and gas interests of $400,000 during fiscal year ended October 31, 2006, and our operating revenues, are insufficient to cover the costs associated with our oil and gas properties and our other working capital requirements during fiscal year ended October 31, 2007. As a result, we expect that we will require additional funding to cover the costs associated with our oil and gas properties and our other working capital requirements and that such additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to cover our oil and gas operations or our other working capital requirements. We do not presently have any arrangements in place for any future equity financing. We believe that debt financing will not be an alternative for our cash needs.

OIL AND GAS PROPERTIES

         OWL CREEK PROJECT

         ACQUISITIONS AND SALES OF OIL AND GAS INTERESTS. On August 10, 2005, we acquired a 70% working interest in Ranken Energy Corporation's Owl Creek Project for a total buy-in cost of $211,750 plus dry hole costs (the "Owl Creek Project"). The Owl Creek Project is located in Oklahoma. A "working interest" is an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. Our working interest in the Owl Creek Project includes leasehold interests, two re-entry test wells, geologic expenses, brokerage costs, 3-D seismic usage, geophysical interpretations, and overhead. We will also participate in drilling operations and related costs.

         On June 1, 2006, we sold an undivided 20% of our 70% interest in the Powell #2 well and untested spacing units at the Owl Creek Project to Delta Oil and Gas Inc., a Nevada corporation ("Delta"), for a lump sum cash payment of $300,000. Delta has funded its portion of the completion cost of the Powell #2 well, as well as costs related to future wells on the project. As a result of the sale to Delta, we now hold a 50% interest in the Powell #2 well.

         Also in June 2006, we acquired a 50% interest in an additional 85 leased acres located at the eastern end of the Owl Creek Project, increasing the project's scope to over 1,200 acres. We paid $17,000 for the additional acreage.

         On August 3, 2006, we sold an additional 7.5% interest of our 50% interest in the untested acreage in the Owl Creek Project to Lexaria Corp., a Nevada corporation ("Lexaria"), for a lump sum payment of $100,000. As a result of the sale to Lexaria, we now retain a 42.5% interest in the untested acreage in the Owl Creek Project. Each party is responsible for its portion of the costs to drill and complete the Isbill #1 well and future drill sites. We have also retained a 70% interest in two spacing unit and the wells containing the Johnson #1 and Powell #1 and a 50% interest in one spacing unit and the well containing the Powell #2.

         OPERATIONS. We completed the Powell #1 well on the Owl Creek Project in early February 2006. During production, the Powell #1 well produced 1,280 barrels of oil and 8,227 mcf of natural gas ("mcf" is defined as one thousand cubic feet). The Powell #1 well is currently shut in and may be converted to a saltwater disposal well in the near future. We hold a 70% interest in the Powell #1 well.

         We completed drilling the Powell #2 well in June 2006. As of January 31, 2007, the Powell #2 well has produced over 28,000 barrels of oil and 7,726 mcf of natural gas. As of the date of this filing, the Powell #2 well is still flowing naturally at a flowing tubing pressure of 80 pounds per square inch though a 23/64-inch choke at a rate of 140 barrels oil and 50 to 55 mcf of natural gas per day. We hold a 50% interest in the Powell #2 well.

         In late August 2006, we commenced drilling the Isbill #1 well, which is an offset well to the Powell #2 well. The Isbill #1 well reached a total depth of 5,775 feet in mid-September 2006. After examination of the well logs, we determined that the sands that are producing in the Powell #2 well were too thin in the Isbill #1 well to produce economic quantities of oil and gas. As a result, the Isbill #1 well has been plugged and the drill location has been restored. We hold 42.5% interest in the Isbill #1 well.

         In late February 2007, we commenced drilling the Isbill #2 well, a direct offset to the Powell #2 producing well. We anticipate that the Isbill #2 well will reach a total depth of 5,900 by the end of March 2007 and we will assess its commercial viability at that time. We hold 42.5% interest in the Isbill #2 well.

         THREE SANDS PROJECT

         ACQUISITION OF OIL AND GAS INTERESTS. On October 6, 2005, we acquired a 40% working interest in Vector Exploration Inc.'s Three Sands Project for a total buy-in cost of $88,000, plus dry hole costs (the "Three Sands Project"). The Three Sands Project is located in Oklahoma. Our working interest in the Three Sands Project includes leasehold interests, one re-entry production well, and two drilling wells. We also participate in drilling operations and related costs in proportion to our working interest.

         OPERATIONS. Drilling of the Kodesh #1 disposal well was completed on October 3, 2005 and drilling of the Kodesh #2 well was completed on October 23, 2005. Completion and equipping of these wells took place during mid-December 2005 through early January 2006. The Kodesh #2 well is now producing oil and gas. As of January 31, 2007, the Kodesh #2 well has produced 2,083 barrels of oil and 2,821 mcf of natural gas.

         During January 2007, we re-entered the Dye Estate #1 well. The Dye Estate #1 well is currently being tested in a former producing zone and will subsequently be tested in an untested and un-produced zone shallow. This zone is the Garber sand and lies at a depth of approximately 1,700 feet in the 2,100 foot deep Dye Estate #1 well. In the event the Dye Estate #1 well proves to be commercially viable, water from the well will be disposed in the Kodesh #1 disposal well and any natural gas will be sold through a meter located approximately 1,200 feet from the well. The line has already been laid and will be connected in the event the well starts producing.

         PALMETTO POINT PROJECT

         ACQUISITION OF OIL AND GAS INTERESTS. On February 28, 2006, we acquired a 10% working interest before completion and an 8.5% revenue interest after completion, in a 10-well program at Griffin & Griffin Exploration Inc.'s Palmetto Point Project, for a total buy-in cost of $350,000 (the "Palmetto Point Project"). On September 26, 2006, we acquired two additional wells (the PP F-6B and PP F52-A wells) within the Palmetto Point Project for $70,000. The

Palmetto Point Project is located in Mississippi. The program for the Palmetto Point Project has been completed and no further wells are planned at this time. The Frio-Wilcox Prospect described below is the successor to the Palmetto Point Project and will continue our exploration and development in the Frio and Wilcox area.

         OPERATIONS. Griffin & Griffin Exploration Inc., as operator of the Palmetto Point Project, shot and analyzed areas of 3D seismic and identified over 80 drill targets. The drilling program at Palmetto Point commenced in early May 2006. By August 2006, five wells in the Palmetto Point Project (the F-118, F-42, F-40, F-39 and F-36-2 wells) were placed into production selling natural gas. High line pressure has limited the amount of natural gas that can be produced to a minimal amount until additional compression can be place on the line to reduce pressure. As of January 31, 2007, production from these five wells has totaled over 53 million cubic feet of gas.

         As of January 2007, Griffin & Griffin Exploration Inc. has successfully drilled the last three wells at the Palmetto Point Project, (the PP F-4, PP F-29 and the PP F-12 wells), to 3,982, 4,200 and 4,100 feet, respectively. The initial core analysis and logs indicate potential gas zones totaling nine feet of pay in the PP F-4 well, 28 feet of net pay zone in the PP F-12 well and multiple pay zones totaling 35 feet in the PP F-29 well. All of these zones are within the sands of the Frio Formation. Production casing has been run on all three wells, and we anticipate completing these within thirty to ninety days of this filing. The two additional wells for the Palmetto Point Project, the PP F-6B and PP F52-A wells, are completed and we anticipate commencement of operations on these two wells during the first six months of calendar 2007. Of the original ten wells of the Palmetto Point Project, two were dry holes, and as of January 2007, the program at the Palmetto Point Project has been completed.

         FRIO-WILCOX PROSPECT

         ACQUISITION OF OIL AND GAS INTERESTS. On August 2, 2006, we executed a joint-venture memorandum agreement with Griffin and Griffin LLC (which will serve as the operator for the Frio-Wilcox Prospect), Delta Oil and Gas, Inc., Turner Valley Oil and Gas Company, Lexaria Corporation, and the Stallion Group to participate in two proposed drilling programs located in Southwest Mississippi and Northeast Louisiana, comprised of up to 50 natural gas and/or oil wells, at a price of $400,000 (the "Frio-Wilcox Prospect"). We have a 10% working interest in the Frio-Wilcox Prospect before production and a prorated reduced working interest after production based on the operator's interest portion. In exchange for our interest, we paid $100,000 as of October 31, 2006 and an additional $200,000 on November 16, 2006. As a result of weather related delays, the requirement for our final payment of $100,000 was deferred and paid in February 2007. As of the date of this filing, we have completed a substantial portion of leasing and title curative work in connection with the Frio-Wilcox Prospect.

         OPERATIONS. Due to unexpected weather delays, we have not fully recommenced operations at the Frio-Wilcox Prospect in calendar 2007. We anticipate recommencing full exploration on the Frio-Wilcox Prospect by the end of the first calendar quarter of 2007.

         In September 2006, the CMR USA 39-14 well was drilled to a depth of 3,200 feet. As of December 2006, the CMR USA 39-14 was successfully completed and it is producing natural gas at a rate of approximately 140 mcf per day.

         In January 2007, the Dixon #1 well, a Wilcox Formation test, was drilled to 8,650 feet. We did not find any commercial oil or natural gas in connection with the Dixon #1 well and it will be plugged and abandoned by June 2007.

         The drilling of a third well in the program at the Frio-Wilcox Prospect, the BR-24 well, was completed in February 2007 and production casing has been run.

         We intend to drill three to five additional Frio wells and one deep test well during calendar year 2007. The proposed wells will be targeting the Frio and Wilcox geological formations. The first 20 proposed wells are located within tie-in range of existing pipelines infrastructures.

RESULTS OF OPERATIONS

         We realized revenues of $247,789 during the three months ended January 31, 2007 (compared with no revenues for the three months ended January 31, 2006), all from our oil and gas properties. However, we can provide no assurance that we will continue to produce commercially exploitable levels of oil and gas resources on our properties, or if additional resources are discovered, that we will enter into commercial production of such oil and gas properties.

         For the three months ended January 31, 2007, we incurred a loss of $15,847, compared with a loss of $40,876 for the three months ended January 31, 2006. Our general and administrative costs increased to $60,327 for the three months ended January 31, 2007 (from $40,245 for the three months ended January 31, 2006). Our general and administrative costs include the preparation and filing of our period reports with the Securities and Exchange Commission and salary expenses of $5,000 per month. Additionally, during the three months ended January 31, 2007, we incurred production costs of $20,960 and depletion and accretion costs of $181,766, (we had no production, depletion or accretion costs during the three months ended January 31, 2006). The increase in these costs was directly attributable to our commencement of oil and gas production in fiscal 2006.

         Our accumulated deficit through January 31, 2007 was $565,162.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2007, we had cash of $344,805 and accounts receivable of $150,048, compared to cash of $436,547 and accounts receivable of $173,003 as of October 31, 2006. Our working capital at January 31, 2007 was $419,183, compared to $513,834 as of October 31, 2006.

         During the three months ended January 31, 2007, operating activities generated surplus cash of $135,173 (we used cash of $424,238 for operating activities during the three months ended January 31, 2006).

         We used cash of $216,915 for the purchase and exploration of our oil and gas operations during the three months ended January 31, 2007, compared to $556,939 during the three months ended January 31, 2006. During the three months ended January 31, 2007, cash of $10,000 was paid to a related party in repayment of a loan and as of January 31, 2007, $33,541 was owed to related parties.

OFF-BALANCE SHEET ARRANGEMENTS

         We did not have any off-balance sheet arrangements as of January 31, 2007.

CRITICAL ACCOUNTING POLICIES

         UNDEVELOPED OIL AND GAS INTERESTS

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

         ASSET RETIREMENT OBLIGATIONS

           We follow SFAS 143 "Accounting for asset retirement obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. Our asset retirement obligations are related to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas exploration activities.

FORWARD LOOKING STATEMENTS

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

GOING CONCERN

         The report of our independent auditors on the financial statements for the year ended October 31, 2006, included an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have suffered losses since inception. These factors, among others, raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional funding to engage in further exploration of our mineral claims or to commence principal operations. Even if we were able to commence principal operations, there is no assurance that such operations would be profitable.

ITEM 3.  CONTROLS AND PROCEDURES

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

            Our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and that there were no significant deficiencies or material weaknesses in our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS.

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
   3.1         Articles of Incorporation (1)
--------------------------------------------------------------------------------
   3.2         Bylaws (1)
--------------------------------------------------------------------------------
   3.3         Certificate of Change Pursuant to NRS 78.209 (2)
--------------------------------------------------------------------------------
  10.1         Letter Agreement with Ranken Energy dated August 10, 2005 (3)
--------------------------------------------------------------------------------
  10.2         Letter Agreement with Vector Exploration, Inc. dated October 6,
               2005 (4)
--------------------------------------------------------------------------------
  10.3 Assignment Agreement Letter Agreement between Brinx Resources Ltd. and Bud Enterprises dated February 28, 2006 (5)
--------------------------------------------------------------------------------
  10.4 Extension Agreement between Brinx Resources Ltd. and Bud Enterprises dated March 14, 2006 (5)
--------------------------------------------------------------------------------
  10.5 Assignment and Assumption Agreement with Delta Oil and Gas Inc., dated June 1, 2006 (6)
--------------------------------------------------------------------------------
  10.6 Memorandum re: Mississippi Frio-Wilcox Joint Venture with Griffin & Griffin, dated August 2, 2006 (7)
--------------------------------------------------------------------------------
  10.7 Assignment and Assumption Agreement with Lexaria Corp., a Nevada corporation, dated August 3, 2006 (7)
--------------------------------------------------------------------------------
  31.1         Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

---------------------

(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-1, file number 333-102441.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended July 31, 2005, filed September 14, 2005.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 6, 2005, filed October 12, 2005.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated February 28, 2006, filed February 9, 2006.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated June 1, 2006, filed June 2, 2006.
(7) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended July 31, 2006, filed September 19, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BRINX RESOURCES LTD.
                                  (Registrant)


Date:  March 14, 2007             By:  /s/ LEROY HALTERMAN
                                     -------------------------------------------
                                     Leroy Halterman,
                                     President, Secretary & Treasurer
                                     (principal executive and financial officer)