Form 10QSB
period 2007-04-30
BRINX RESOURCES LTD
filed 2007-06-12
CIK 1212641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: April 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X    No
                                                                -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                            Yes        No  X
                                                                -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     24,529,832 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF MAY 31, 2007

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                -----    -----

                              BRINX RESOURCES LTD.
                                      INDEX


                                                                            PAGE
PART I.    UNAUDITED FINANCIAL INFORMATION

  Item 1.  Condensed Interim Financial Statements

           Condensed Balance Sheets
              April 30, 2007 (unaudited) and October 31, 2006                 3

           Condensed Statements of Operations (unaudited)
              Three and Six Months Ended April 30, 2007 and 2006              4

           Condensed Statements of Cash Flows (unaudited)
              Six Months Ended April 30, 2007 and 2006                        5

           Notes to Condensed Financial Statements (unaudited)                6

  Item 2.  Management's Discussion and Analysis or Plan of Operation         11

  Item 3.  Controls and Procedures                                           16

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 16

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       16

  Item 3.  Defaults Upon Senior Securities                                   16

  Item 4.  Submission of Matters to a Vote of Security Holders               16

  Item 5.  Other Information                                                 16

  Item 6.  Exhibit Index                                                     16

  Signatures                                                                 18

                              BRINX RESOURCES LTD.
                            CONDENSED BALANCE SHEETS

                                                                              APRIL 30          OCTOBER 31
                                                                                2007              2006
                                                                            (Unaudited)         (Audited)
                                                                          ---------------    ---------------
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents                                             $       42,329     $      436,547
    Accounts receivable                                                          158,173            173,003
                                                                          ---------------    ---------------

    Total current assets                                                         200,502            609,550

 UNDEVELOPED MINERAL INTERESTS, AT COST                                              811                811

 OIL AND GAS INTERESTS, FULL COST METHOD OF ACCOUNTING,
   NET OF ACCUMULATED DEPLETION                                                2,261,247          1,808,850
                                                                          ---------------    ---------------

 TOTAL ASSETS                                                             $    2,462,560     $    2,419,211
                                                                          ===============    ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable and accrued liabilities                              $      118,277     $       95,716
    Loans and interest payable to related parties                                 34,898                -
                                                                          ---------------    ---------------

    Total current liabilities                                                    153,175             95,716

 LOANS AND INTEREST PAYABLE TO RELATED PARTIES                                       -               43,655

 ASSET RETIREMENT OBLIGATIONS                                                     33,133             28,847
                                                                          ---------------    ---------------

 TOTAL LIABILITIES
                                                                                 186,308            168,218
                                                                          ---------------    ---------------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value; authorized - 1,000,000 shares
      Issued - none                                                                  -                  -

    Common stock - $0.001 par value; authorized - 100,000,000 shares
      Issued and outstanding - 24,529,832 shares at October 31, 2006 and
         at April 30, 2007                                                        24,530             24,530

    Capital in excess of par value                                             2,775,778          2,775,778

    Accumulated (deficit)                                                       (524,056)          (549,315)
                                                                          ---------------    ---------------

    Total stockholders' equity                                                 2,276,252          2,250,993
                                                                          ---------------    ---------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    2,462,560     $    2,419,211
                                                                          ===============    ===============


         The accompanying notes are an integral part of these condensed financial statements.

                              BRINX RESOURCES LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        FOR THE THREE MONTH PERIOD ENDED     FOR THE SIX MONTH PERIOD ENDED
                                                                      APRIL 30                           APRIL 30
                                                              2007              2006              2007             2006
                                                       ----------------------------------   ---------------------------------

REVENUES                                               $       282,400    $       44,270    $      530,189    $       44,270
                                                       ----------------   ---------------   ---------------   ---------------

DIRECT COSTS
   Production costs                                             43,067            10,100            64,026            10,100
   Depletion and accretion                                      82,384            20,218           264,150            20,218
   General and administrative                                  115,362            63,265           175,690           103,510
                                                       ----------------   ---------------   ---------------   ---------------

                                                              (240,813)          (93,583)         (503,866)         (133,828)
                                                       ----------------   ---------------   ---------------   ---------------

OPERATING INCOME (LOSS)                                         41,587           (49,313)           26,323           (89,558)

OTHER INCOME AND EXPENSE
   Interest expense - related                                     (481)             (644)           (1,064)           (1,275)
                                                       ----------------   ---------------   ---------------   ---------------

NET INCOME (LOSS) FOR THE PERIOD                       $        41,106    $      (49,957)   $       25,259    $      (90,833)
                                                       ================   ===============   ===============   ===============

NET INCOME (LOSS) PER COMMON SHARE
- BASIC                                                $         0.002    $       (0.002)   $        0.001    $        (0.004)
                                                       ================   ===============   ===============   ===============
- DILUTED                                              $         0.002    $       (0.002)   $        0.001    $        (0.004)
                                                       ================   ===============   ===============   ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC
                                                            24,529,832        23,796,325        24,529,832        23,603,792
                                                       ================   ===============   ===============   ===============
- DILUTED
                                                            24,529,832        23,796,325        24,529,832        23,603,792
                                                       ================   ===============   ===============   ===============




         The accompanying notes are an integral part of these condensed financial statements.

                              BRINX RESOURCES LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       FOR THE SIX MONTH PERIOD
                                                                                            ENDED APRIL 30,
                                                                                       2007                2006
                                                                              ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                          $          25,259     $         (90,833)

   Adjustments to reconcile net income (loss) to net cash provided
         (used) by operating activities:
      Depletion and accretion                                                           264,150                20,218
      Interest accrued to note                                                            1,064                 1,275

   Changes in working capital:
      Decrease (increase) in accounts receivable                                         14,830               (21,191)
      Increase (decrease) in accounts payable and accrued liabilities                    22,561              (451,094)
      Increase (decrease) in due to related party                                           179                 1,660
                                                                              ------------------    ------------------

   Net cash provided (used) by operating activities                                     328,043              (539,965)
                                                                              ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Expenditures on oil and gas interests                                               (712,261)           (1,005,513)
                                                                              ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Sale of common stock                                                                     -               1,009,939
   Repayment of loan to related party                                                   (10,000)                  -
                                                                              ------------------    ------------------

   Net cash provided (used) by financing activities                                     (10,000)            1,009,939
                                                                              ------------------    ------------------

NET (DECREASE) IN CASH                                                                 (394,218)             (535,539)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS                                         436,547               582,986
                                                                              ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIODS                                     $          42,329     $          47,447
                                                                              ==================    ==================


         The accompanying notes are an integral part of these condensed financial statements.

                              BRINX RESOURCES LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 April 30, 2007
                                   (Unaudited)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         Brinx Resources Ltd. (the "Company") was incorporated under the laws of the State of Nevada on December 23, 1998, and issued its initial common stock in February 2001. The Company holds undeveloped mineral interests located in New Mexico and holds oil and gas interests located in Oklahoma, Mississippi and Louisiana. In 2006, the Company commenced oil and gas production and started earning revenues. Prior to 2006, the Company was considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). Effective 2006, the Company ceased being considered a development stage company.

         The accompanying condensed financial statements of the Company are unaudited. In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation. The results of operations for the three and six month periods ended April 30, 2007 are not necessarily indicative of the operating results for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended October 31, 2006.

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

         Capitalized costs of oil and gas interests may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved interests. Should capitalized costs exceed this ceiling, and impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

         REVENUE RECOGNITION
         The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells and when ultimate collection is reasonably assured.

                              BRINX RESOURCES LTD.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 April 30, 2007
                                   (Unaudited)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME/(LOSS) PER SHARE
         Basic income/(loss) per share is computed based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have the dilutive effect on income/(loss) per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "as if converted method." The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method.

         INCOME TAXES
         We have made no provision for income taxes for the three month and six month periods ended April 30, 2007 and 2006 since the pre-tax income will be offset by net operating loss carryforwards. We had approximately $1,276,484 and $742,396 of such carryforwards as of October 31, 2006 and 2005, respectively.

2.       BASIS OF PRESENTATION AND LIQUIDITY
         The accompanying condensed financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed balance sheets, the Company has accumulated a deficit of $524,056 through April 30, 2007. These factors among others raise substantial doubt that the Company will be able to continue in existence. The Company's condensed financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

3.       OIL AND GAS INTERESTS
         The Company holds the following oil and gas interests:

                                                                           April 30,              October 31,
                                                                              2007                   2006
                                                                      ------------------     ------------------
          Owl Creek Project, Oklahoma                                 $       1,717,671      $       1,318,846
          Three Sands Project, Oklahoma                                         631,517                618,081
          Palmetto Point Project, Mississippi                                   420,000                420,000
          Frio-Wilcox Prospect, Mississippi                                     400,000                100,000
          Asset retirement cost                                                  29,175                 26,654
          Less: Accumulated depletion and impairment                           (937,116)              (674,731)
                                                                      ------------------     ------------------
                                                                      $       2,261,247      $       1,808,850
                                                                      ==================     ==================

         OWL CREEK PROJECT
         On August 10, 2005, the Company acquired a 70% working interest in Ranken Energy Corporation's Owl Creek Project for a total buy-in cost of $211,750 plus dry hole costs. The interest is located in Oklahoma.

                              BRINX RESOURCES LTD.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 April 30, 2007
                                   (Unaudited)


3.       OIL AND GAS INTERESTS (CONTINUED)

         On June 1, 2006, the Company completed the sale of 20% of the Powell #2 well and future drill sites on the Owl Creek Project. The Company retains a 50% working interest in the Project. The agreement called for a one-time cash payment to the Company of $300,000 and for each party to be responsible for their portion of the cost to complete the Powell #2 well and future drill sites. The Company retained a 70% interest in two spacing units of approximately 160 acres and the two wells located on them. These wells are the Johnson #1 and the producing well, the Powell #1.

         On August 3, 2006, the Company completed the sale of 7.5% of the Isbill#1-36 well and future drill sites on the Owl Creek Project. The Company retains a 42.5% working interest in the Project. The agreement called for a one-time cash payment to the Company of $100,000 and for each party to be responsible for its portion of the cost to complete the Isbill#1-36 well and future exploration. The Company retained a 70% interest in two spacing units of approximately160 acres and the two wells located on them and a third spacing unit of approximately 80 acres where the Company retained a 50% interest. The 70% wells are the Johnson #1 and the producing well, the Powell #1. The 50% well and associated spacing unit is the producing well, the Powell #2.

         THREE SANDS PROJECT
         On October 6, 2005, the Company acquired a 40% working interest in Vector Exploration Inc.'s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs. The interests are located in Oklahoma.

         PALMETTO POINT PROJECT
         On February 28, 2006, the Company acquired a 10% working interest before production and an 8.5% revenue interest after production in a 10 well program at Griffin & Griffin Exploration Inc.'s Palmetto Point Project for a total buy-in cost of $350,000. On September 26, 2006, the Company acquired an additional two wells within this program for $70,000. The interests are located in Mississippi.

         FRIO-WILCOX PROJECT
         On August 2, 2006, the Company signed a memorandum agreement with Griffin & Griffin LLC (which serves as the operator) to participate in two proposed drilling programs located in Mississippi and Louisiana. The Company acquired a 10% working interest in this project before production and a prorated reduced working interest after production based on the operator's interest portion.

         IMPAIRMENT
         Under the full cost method, the Company is subject to a ceiling test. This ceiling test determines whether there is an impairment to the proved properties. The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value. There was no impairment recorded for the three month and six month periods ended April 30, 2007 or 2006.

         DEPLETION
         Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production. Depletion expense recognized was $81,469 and $19,604 for the three months ended April 30, 2007 and 2006, respectively and $262,385 and $19,604 for the six months ended April 30, 2007 and 2006, respectively.

                              BRINX RESOURCES LTD.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           Period ended April 30, 2007
                                   (Unaudited)

4.       ASSET RETIREMENT OBLIGATIONS
         The Company follows SFAS 143 "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of October 31, 2006, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No. 143. The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production. We will amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 12%. Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

         We will amortize the amount added to oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

         The information below reflects the change in the asset retirement obligations during the following periods:

                                                         April 30,            October 31,
                                                            2007                 2006
                                                    ------------------     ----------------
          Balance, beginning of period              $          28,847      $         3,595
          Liabilities assumed                                   2,521               23,059
          Accretion expense                                     1,765                2,193
                                                    ------------------     ----------------
          Balance, end of period                    $          33,133      $        28,847
                                                    ==================     ================

         The reclamation obligation relates to the Kodesh wells at the Three Sands Property; Powell#1 and #2 and Johnson #1 wells at the Owl Creek Property, the F36-2, F-39, F-40, F-42, F-118, F-6B, F-52A, F-4, F-29
         and F-12 at the Palmetto Point Project and the F-14 and CMR-USA39-14 well at the Frio-Wilcox Project. The present value of the reclamation liability may be subject to change based on management's current estimates, changes in remediation technology or changes to the applicable laws and regulations. Such changes will be recorded in the accounts of the Company as they occur.

5.       INCOME/(LOSS) PER SHARE
         The following table sets forth the computation of basic and diluted net income/(loss) per share for the periods indicated:

                        Three month period ended          Six month period ended
                                  April 30, 2007                  April 30, 2007
                       ---------------------------------------------------------
             Basic     $              24,529,832         $            24,529,832
             Options                           0                               0
             Warrants                          0                               0
                       ---------------------------------------------------------
             Diluted   $              24,529,832         $            24,529,832
                       =========================================================

         For the three and six month periods ended April 30, 2007, 200,000 stock options and 1,729,832 stock purchase warrants were not included in the computation of diluted net income per share because the effect would be anti-dilutive since the exercise price is in excess of the stock price.

                              BRINX RESOURCES LTD.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 April 30, 2007
                                   (Unaudited)

5.       INCOME/(LOSS) PER SHARE (CONTINUED)

         For the three and six month periods ended April 30, 2006, 200,000 stock options and 1,160,622 stock purchase warrants were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

6.       RELATED PARTY TRANSACTIONS
         During the three month and six month periods ended April 30, 2007, the Company entered into the following transactions with related parties:

         a) As of April 30, 2007, loans due to related parties totaling $28,374, (compared to $42,598 as of April 30, 2006), were outstanding and have been extended to December 18 and 31, 2007, with interest at the prime rate and 6% per annum. On December 24, 2006, the Company repaid $10,000 of the loans to one of the related parties.

         b) As of April 30, 2007, accrued interest expense on loans payable to related parties totaled $6,524, compared to $1,275 as of April 30, 2006.

         c) Paid $15,000 and $30,000 during the three month and six month periods ending April 30, 2007, respectively, in management fees and reimbursement of office space to the President of the Company. Paid $15,000 and $30,000 during the three month and six month periods ending April 30, 2006, respectively, in management fees and reimbursement of office space to the President of the Company.

         d) Paid $6,500 and $7,795 for the three months ended April 30, 2007 and 2006, respectively, and $13,000 and $12,971 for the six months ended April 30, 2007 and 2006, respectively, to Downtown Consulting, a related entity, for administration services. Additionally, during the month of February 2007, the Company, through Downtown Consulting, placed $35,000 into escrow with a property broker for purposes of reviewing a potential mineral property acquisition. Upon a determination by the Company that the potential mineral property acquisition was not feasible, the funds were released from escrow and returned to the Company twelve days later.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         We are an independent oil and gas company engaged in exploration, development and production of oil and natural gas. As production of these products continues, they will be sold to purchasers in the immediate area where the products are extracted.

         Until 2005, our focus was on our undeveloped mineral interests and we were considered, at that time, to be a development stage company engaged in the acquisition and exploration of mineral and oil and gas properties. We still hold an interest in undeveloped mineral interests located in New Mexico (the "Antelope Pass Project"). However, in 2005, we suspended activities on our undeveloped mineral properties indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on our undeveloped mineral properties during the fiscal year ended October 31, 2006 or during the six months ended April 30, 2007.

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

         Our plan of operations is to continue to produce commercial quantities of oil and gas and to drill new exploratory and development wells and re-entries to test the oil and gas productive capabilities of our oil and gas properties. As noted above, we have suspended our efforts indefinitely on the Antelope Pass Project in order to focus on our oil and gas interests. Although we have commenced oil and gas production, we cannot provide assurance to investors that our oil and gas projects or our mineral claims contain commercially exploitable resources.

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

         OPERATIONS. We completed the Powell #1 well on the Owl Creek Project in early February 2006. During production, the Powell #1 well produced 1,280 barrels of oil and 8,227 mcf of natural gas ("mcf" is defined as one thousand cubic feet). The Powell #1 well is currently being pumped at regular intervals. It may be converted to a saltwater disposal well in the future. We hold a 70% interest in the Powell #1 well.

         We completed drilling the Powell #2 well in June 2006. As of April 30, 2007, the Powell #2 well has produced 38,996 barrels of oil and 11,260 mcf of natural gas. In early April 2007, the Powell #2 well was placed on a submersible pump. Since the Powell #2 well was placed on the submersible pump, it has averaged 160 barrels of oil and over 50 mcf of gas per day. We hold a 50% interest in the Powell #2 well.

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

         In late February 2007, we commenced drilling the Isbill #2 well, a direct offset to the Powell #2 producing well. The Isbill #2 well reached a total depth of 5,700 feet on March 14, 2007. The Isbill #2 well was placed into production in early April 2007 and has produced 1,404 barrels of oil 981 mcf of gas through the end of April 2007. We hold 42.5% interest in the Isbill #2 well.

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

         OPERATIONS. Drilling of the Kodesh #1 disposal well was completed on October 3, 2005 and drilling of the Kodesh #2 well was completed on October 23, 2005. Completion and equipping of these wells took place during mid-December 2005 through early January 2006. The Kodesh #2 well is now producing oil and gas. As of April 30, 2007, the Kodesh #2 well has produced 2,344 barrels of oil and 3,391mcf of natural gas.

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

         OPERATIONS. Griffin & Griffin Exploration Inc., as operator of the Palmetto Point Project, shot and analyzed areas of 3D seismic and identified over 80 drill targets. The drilling program at Palmetto Point commenced in early May 2006. By August 2006, five wells in the Palmetto Point Project (the F-118, F-42, F-40, F-39 and F-36-2 wells) were placed into production selling natural gas. High line pressure has limited the amount of natural gas that can be produced until additional compression can be placed on the line to reduce pressure. As of April 30, 2007, production from these five wells has totaled over 71 million cubic feet of gas.

         As of January 2007, Griffin & Griffin Exploration Inc. successfully drilled the last three wells at the Palmetto Point Project, (the PP F-4, PP F-29 and the PP F-12 wells), to 3,982, 4,200 and 4,100 feet, respectively. The initial core analysis and logs indicate potential gas zones totaling nine feet of pay in the PP F-4 well, 28 feet of net pay zone in the PP F-12 well and multiple pay zones totaling 35 feet in the PP F-29 well. All of these zones are within the sands of the Frio Formation. Production casing has been run on all three wells and production from the PP F-29 well began in March 2007. We anticipate completion of the PP F-4 and PP F-12 wells by the end of the third quarter of fiscal 2007.

         The two additional wells for the Palmetto Point Project, the PP F-6B and PP F52-A wells, are completed and we anticipate commencement of operations on these two wells by the end of June 2007. Of the original ten wells of the Palmetto Point Project, two were dry holes, and as of April 2007, the program at the Palmetto Point Project has been completed with the exception of completing the PP F-4 and PP F-12 wells.

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

         OPERATIONS. Due to continued unexpected weather delays, we have not fully recommenced operations at the Frio-Wilcox Prospect. Two wells were drilled on the prospect during the quarter ended April 30, 2007, the Faust #1 and the USA 39-14 wells. The USA 39-14 well has been completed and as of April 30, 2007 has produced over 15,000 mcf of natural gas. We anticipate recommencing full exploration on the Frio-Wilcox Prospect by the end of June 2007.

         In September 2006, the CMR USA 39-14 well was drilled to a depth of 3,200 feet. As of December 2006, the CMR USA 39-14 was successfully completed and it is producing natural gas at a rate of approximately 140 mcf per day.

         In January 2007, the Dixon #1 well, a Wilcox Formation test, was drilled to 8,650 feet. We did not find any commercial oil or natural gas in connection with the Dixon #1 well and it will be plugged and abandoned by the end of June 2007.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED APRIL 30, 2007 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2006.

         We recognized revenues of $282,400 during the three months ended April 30, 2007, compared with $44,270 in revenues for the three months ended April 30, 2006, all from our oil and gas properties. The increase in revenues was directly attributable to our continued oil and gas production, which commenced during fiscal 2006.

         During the three months ended April 30, 2007, we incurred production costs of $43,067 compared with $10,100 during the three months ended April 30, 2006. Our depletion and accretion costs were $82,384 during the three months ended April 30, 2007, compared with $20,218 during the three months ended April 30, 2006. The increase in these costs was directly attributable to our oil and gas production discussed above.

         Our general and administrative costs increased to $115,362 for the three months ended April 30, 2007, from $63,265 for the three months ended April 30, 2006. The increase in our general and administrative costs was caused by the overlapping of costs associated with a change in our accounting consultants who prepare our financial statements and the cost of our annual audit. Our general and administrative costs also include the preparation and filing of our periodic reports with the Securities and Exchange Commission and salary expenses of $5,000 per month. Net income for the three months ended April 30, 2007 was $41,106, compared with a loss of $49,957 for the three months ended April 30, 2006.

         SIX MONTHS ENDED APRIL 30, 2007 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 2006.

         We recognized revenues of $530,189 during the six months ended April 30, 2007, compared with $44,270 in revenues for the six months ended April 30, 2006, all from our oil and gas properties. The increase in revenues was directly attributable to our continued oil and gas production, which commenced during fiscal 2006.

         During the six months ended April 30, 2007, we incurred production costs of $64,026 compared with $10,100 during the six months ended April 30, 2006. Our depletion and accretion costs were $264,150 during the six months ended April 30, 2007, compared with $20,218 during the six months ended April 30, 2006. The increase in these costs was directly attributable to our oil and gas production discussed above.

         Our general and administrative costs increased to $175,690 for the six months ended April 30, 2007, from $103,510 for the six months ended April 30, 2006. The increase in our general and administrative costs was caused by the overlapping of costs associated with a change in our accounting consultants who prepare our financial statements and the cost of our annual audit. Our general and administrative costs also include the preparation and filing of our periodic reports with the Securities and Exchange Commission and salary expenses of $5,000 per month. Net income for the six months ended April 30, 2007 was $25,259, compared with a loss of $90,833 for the six months ended April 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 2007, we had cash of $42,329 and accounts receivable of $158,173, compared to cash of $436,547 and accounts receivable of $173,003 as of October 31, 2006. Our working capital at April 30, 2007 was $47,327, compared to $513,834 as of October 31, 2006. The decrease in working capital was due primarily to the expenditures of $712,261 on our oil and gas interests. Also, loans and interest payable to related parties became a current liability at April 30, 2007.

         During the six months ended April 30, 2007, operating activities generated cash of $328,043, as compared to using cash of $539,965 for operating activities during the six months ended April 30, 2006.

         We used cash of $712,261 for the acquisition and exploration of our oil and gas operations during the six months ended April 30, 2007, compared to $1,005,513 during the six months ended April 30, 2006. During the six months ended April 30, 2007, cash of $10,000 was paid to a related party in repayment of a loan and as of April 30, 2007, $34,898 was owed to related parties.

OFF-BALANCE SHEET ARRANGEMENTS

         We did not have any off-balance sheet arrangements as of April 30, 2007.

CRITICAL ACCOUNTING POLICIES

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

GOING CONCERN

         The report of our independent auditors on the financial statements for the year ended October 31, 2006, included an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have suffered losses since inception. These factors, among others, raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional funding to engage in further exploration of our mineral properties nor is there assurance that our operations will be profitable.

ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, our sole officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our sole officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

         Our sole officer has concluded that there were changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as we added accounting personnel who have adequate knowledge of full cost accounting.


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

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                          EXHIBIT
--------------------------------------------------------------------------------
   10.6 Memorandum re: Mississippi Frio-Wilcox Joint Venture with Griffin & Griffin, dated August 2, 2006 (7)
--------------------------------------------------------------------------------
   10.7 Assignment and Assumption Agreement with Lexaria Corp., a Nevada corporation, dated August 3, 2006 (7)
--------------------------------------------------------------------------------
   31.1         Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

--------------------------

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

                                     BRINX RESOURCES LTD.
                                     (Registrant)


Date:  June 12, 2007                 By:   /s/ LEROY HALTERMAN
                                        ----------------------------------------
                                     Leroy Halterman,
                                     President, Secretary & Treasurer
                                     (principal executive and financial officer)