Form 10QSB
period 2007-07-31
BRINX RESOURCES LTD
filed 2007-09-13
CIK 1212641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to __________________

Commission file number 333-102441

BRINX RESOURCES LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0388682 (IRS Employer Identification No.)

820 Piedra Vista Road NE, Albuquerque, NM 87123
(Address of principal executive offices)(Zip Code)

(505) 250-9992
(Issuer’s telephone number)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ___ No   X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
24,529,832 shares of Common Stock, $.001 par value, as of August 31, 2007

Transitional Small Business Disclosure Format (check one):Yes ___  No   X

BRINX RESOURCES LTD.

BRINX RESOURCES LTD.
CONDENSED BALANCE SHEETS

	JULY 31	OCTOBER 31
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$17,721	$436,547
Accounts receivable	277,337	173,003

Total current assets	295,058	609,550

Undeveloped mineral interests, at cost	811	811

Oil and gas interests, full cost method of accounting,
net of accumulated depletion	2,262,344	1,808,850

Total assets	$2,558,213	$2,419,211

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$150,672	$95,716
Loans and interest payable to related parties	36,030	-

Total current liabilities	186,702	95,716

Loans and interest payable to related parties	-	43,655

Asset retirement obligations	37,547	28,847

Total liabilities	224,249	168,218

Commitments and contingencies

Stockholders' equity
Preferred stock - $0.01 par value; authorized - 1,000,000 shares
Issued - none	-	-

Common stock - $0.001 par value; authorized - 100,000,000 shares
Issued and outstanding - 24,529,832 shares	24,530	24,530

Capital in excess of par value	2,775,778	2,775,778

Accumulated (deficit)	(466,344)	(549,315)

Total stockholders' equity	2,333,964	2,250,993

Total liabilities and stockholders' equity	$2,558,213	$2,419,211

The accompanying notes are an integral part of these condensed financial statements.

BRINX RESOURCES LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTH PERIOD ENDED		FOR THE NINE MONTH PERIOD ENDED
	JULY 31		JULY 31
	2007	2006	2007	2006

REVENUES	$552,042	$205,718	$1,082,231	$249,988

DIRECT COSTS
Production costs	43,425	41,202	107,451	51,302
Depletion and accretion	359,949	89,459	624,099	109,677
General and administrative	90,449	65,206	266,139	168,716

	(493,823)	(195,867)	(997,689)	(329,695)

OPERATING INCOME (LOSS)	58,219	9,851	84,542	(79,707)

OTHER INCOME AND EXPENSE
Interest expense - related	(507)	(690)	(1,571)	(1,965)

NET INCOME (LOSS) FOR THE PERIOD	$57,712	$9,161	$82,971	$(81,672)

Net Income (Loss) Per Common Share
- Basic	$0.002	$-	$0.003	$(0.003)
- Diluted	$0.002	$-	$0.003	$(0.003)

Weighted average number of common shares outstanding
- Basic	24,529,832	24,147,396	24,529,832	23,786,985
- Diluted	24,529,832	24,147,396	24,529,832	23,786,985

The accompanying notes are an integral part of these condensed financial statements.

BRINX RESOURCES LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTH PERIOD
	ENDED JULY 31,
	2007	2006

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES

Net income (loss)	$82,971	$(81,672)

Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
Depletion and accretion	624,099	109,677
Interest accrued to note	1,571	1,965

Changes in working capital:
Decrease (increase) in accounts receivable	(104,334)	(166,851)
Increase (decrease) in accounts payable and accrued liabilities	54,956	(484,234)
Increase (decrease) in due to related party	805	(65)

Net cash provided (used) by operating activities	660,068	(621,180)

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES

Expenditures on oil and gas interests	(1,068,894)	(1,419,302)
Proceeds from sale of oil and gas interests	-	300,000

Net cash (used) by investing activities	(1,068,894)	(1,119,302)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock	-	1,749,600
Share issue costs paid	-	(453)
Repayment of loan to related party	(10,000)	-

Net cash provided (used) by financing activities	(10,000)	1,749,147

Net increase (decrease) in cash	(418,826)	8,665

Cash and cash equivalents, beginning of periods	436,547	582,986

Cash and cash equivalents, end of periods	$17,721	$591,651

The accompanying notes are an integral part of these condensed financial statements.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended July 31, 2007
(Unaudited)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Brinx Resources Ltd. (the “Company”) was incorporated under the laws of the State of Nevada on December 23, 1998, and issued its initial common stock in February 2001.  The Company holds undeveloped mineral interest located in New Mexico and holds oil and gas interests located in Oklahoma, Mississippi and Louisiana. In 2006, the Company commenced oil and gas production and started earning revenues.  Prior to 2006, the Company was considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”).  Effective 2006, the Company ceased being considered a development stage company.

The accompanying condensed financial statements of the Company are unaudited.  In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation.  The results of operations for the three and nine month periods ended July 31, 2007 are not necessarily indicative of the operating results for the entire year.  These condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-KSB for the year ended October 31, 2006.

Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ materially from those discussed in this Report.  Factors that could cause or contribute to such differences include, but are not limited to those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-KSB for the year ended October 31, 2006.

USE OF ESTIMATES
The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs.  At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable.  In addition, the Company’s oil and gas business makes it vulnerable to changes in prices of crude oil and natural gas.  Such prices have been volatile in the past and can be expected to be volatile in the future.

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

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
Period ended July 31, 2007
(Unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, Staff Accounting Bulletin ("SAB") No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” was issued.  Registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. SAB No. 108 will be applied beginning with the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 should have no effect on the financial position and results of operations of the Company.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet.  This statement is effective beginning January 1, 2008 and the Company is evaluating this pronouncement.

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

INCOME TAXES
The Company has made no provision for income taxes for the three month and nine month periods ended July 31, 2007 and 2006, since the pre-tax income will be offset by net operating loss carryforwards.  The Company had approximately $1,276,484 and $742,396 of such carryforwards as of October 31, 2006 and 2005, respectively.

2.	BASIS OF PRESENTATION AND LIQUIDITY

The accompanying condensed financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.  As shown in the accompanying condensed balance sheet, the Company has accumulated a deficit of $466,344 through July 31, 2007.  These factors among others raise substantial doubt that the Company will be able to continue in existence.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
Period ended July 31, 2007
(Unaudited)

2.           BASIS OF PRESENTATION AND LIQUIDITY (Continued)

The Company’s condensed financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations.  Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

3.           OIL AND GAS INTERESTS

	July 31,	October 31,
	2007	2006
Owl Creek Project, Oklahoma	$1,788,582	$1,318,846
Three Sands Project, Oklahoma	917,238	618,081
Palmetto Point Project, Mississippi	420,000	420,000
Frio-Wilcox Prospect, Mississippi	400,000	100,000
Asset retirement cost	32,512	26,654
Less: Accumulated depletion and impairment	(1,295,988)	(674,731)
	$2,262,344	$1,808,850

Owl Creek Project
On August 10, 2005, the Company acquired a 70% working interest in Ranken Energy Corporation’s Owl Creek Project for a total buy-in cost of $211,750 plus dry hole costs.  The interest is located in Oklahoma.

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

On August 3, 2006, the Company completed the sale of 7.5% of the Isbill #1-36 well and future drill sites on the Owl Creek Project.  The Company retains a 42.5% working interest in the Project.  The agreement called for a one-time cash payment to the Company of $100,000 and for each party to be responsible for its portion of the cost to complete the Isbill #1-36 well and future exploration.  The Company retained a 70% interest in two spacing units of approximately 160 acres and the two wells located on them and a third spacing unit of approximately 80 acres where the Company retained a 50% interest.  The 70% wells are the Johnson #1 and the producing well, the Powell #1.  The 50% well and associated spacing unit is the producing well, the Powell #2.

On March 15, 2007, the Company expended $403,675 on Isbill #2-36 well.  The Company has a working interest of 42.5% and the well commenced production on April 4, 2007.

Three Sands Project
On October 6, 2005, the Company acquired a 40% working interest in Vector Exploration Inc.’s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs.  In June 2007, the Company acquired a 40% working interest in William #4-10 for a total cost of $285,196.  The interests are located in Oklahoma.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
Period ended July 31, 2007
(Unaudited)

3.	OIL AND GAS INTERESTS (Continued)

Palmetto Point Project
On February 28, 2006, the Company acquired a 10% working interest before production and an 8.5% revenue interest after production in a 10 well program at Griffin & Griffin Exploration Inc.’s Palmetto Point Project for a total buy-in cost of $350,000.  On September 26, 2006, the Company acquired an additional two wells within this program for $70,000.  The interests are located in Mississippi.

Frio-Wilcox Project
On August 2, 2006, the Company signed a memorandum agreement with Griffin & Griffin LLC (the operator) to participate in two proposed drilling programs located in Mississippi and Louisiana.  The Company acquired a 10% working interest in this project before production and a prorated reduced working interest after production based on the operator’s interest portion.

On June 21, 2007, the Company assigned all future development obligations for any new wells at its Frio-Wilcox Prospect to a third party.  The Company maintained its original interest, rights, title and benefits to all seven wells drilled with the Company’s participation at the Frio-Wilcox Prospect property between August 3, 2006 and June 19, 2007, specifically wells CMR-USA-39-14, Dixon #1, Faust #1 TEC F-1, CMR/BR F-14, RB F-1 Red Bug #2, BR F-33, and Randall #1 F-4, and any offset wells that could be drilled to any of these specified wells.

Impairment
Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is an impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There was no impairment recorded for the three and nine month periods ended July 31, 2007 or 2006.

Depletion
Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $358,872 and $88,812 for the three months ended July 31, 2007 and 2006, respectively, and $621,257 and $108,416 for the nine months ended July 31, 2007 and 2006, respectively.

4.           ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”).   SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of October 31, 2006, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No. 143.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company will amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
Period ended July 31, 2007
(Unaudited)

4.	ASSET RETIREMENT OBLIGATIONS (Continued)

changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The Company will amortize the amount added to oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the following periods:

	July 31,	October 31,
	2007	2006
Balance, beginning of period	$28,847	$3,595
Liabilities assumed	5,858	23,059
Accretion expense	2,842	2,193
Balance, end of period	$37,547	$28,847

The reclamation obligation relates to the Kodesh wells at the Three Sands Property; Powell #1 and #2 and Johnson #1 and Isbill #2-36 wells at the Owl Creek Property, the F36-2, F-39, F-40, F-42, F-118, F-6B, F-52A, F-4, F-29 and F-12 at the Palmetto Point Project and the F-14 and CMR-USA39-14 well at the Frio-Wilcox Project.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes to the applicable laws and regulations.  Such changes will be recorded in the accounts of the Company as they occur.

5.           INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income/ (loss) per share for the periods indicated:

	Three month period ended		Nine month period ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
Basic	24,529,832	24,147,396	24,529,832	23,786,985
Options	0	0	0	0
Warrants	0	0	0	0
Diluted	24,529,832	24,147,396	24,529,832	23,786,985

For the three and nine month period ended July 31, 2007 and the three month period ended July 31, 2006, 200,000 stock options and 1,729,832 stock purchase warrants were not included in the computation of diluted net income per share because the effect would be anti-dilutive since the exercise price is in excess of the stock price.

For the nine month period ended July 31, 2006, all outstanding securities are antidilutive as the Company was in a net loss position.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
Period ended July 31, 2007
(Unaudited)

6.           RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2007, the Company entered into the following transactions with related parties:

a) As of July 31, 2007, loans due to related parties totaling $36,030, (compared to $38,197 as of October 31, 2006), were outstanding and repayment has been extended to December 18 and 31, 2007, with interest at the prime rate and 6% per annum.  On December 24, 2006, the Company repaid $10,000 of the loans to one of the related parties.

b) As of July 31, 2007, accrued interest expense on loans payable to related parties totaled $7,030, compared to $5,458 as of October 31, 2006.

c) The Company paid $14,100 and $15,000 for the three month period ended July 31, 2007 and 2006, respectively, and $44,100 and $45,000 for the nine month period ending July 31, 2007 and 2006, respectively, in management fees and reimbursement of office space to the President of the Company.

d) The Company paid $6,600 and $4,000 for the three month period ended July 31, 2007 and 2006, respectively, and $19,600 and $16,971 for the nine month period ended July 31, 2007 and 2006, respectively, to Downtown Consulting, a related entity, for administration services.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

We are an independent oil and gas company engaged in exploration, development and production of oil and natural gas. As production of these products continues, they will be sold to purchasers in the immediate area where the products are extracted.

Until 2005, our focus was on our undeveloped mineral interests and we were considered, at that time, to be a development stage company engaged in the acquisition and exploration of mineral and oil and gas properties.  We still hold an interest in undeveloped mineral interests located in New Mexico (the “Antelope Pass Project”). However, in 2005, we suspended activities on our undeveloped mineral properties indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on our undeveloped mineral properties during the fiscal year ended October 31, 2006, or during the nine months ended July 31, 2007.

During 2005 and 2006, we acquired undeveloped oil and gas interests and commenced exploration activities on those interests.  Our undeveloped oil and gas interests are located in Oklahoma and Mississippi.  In 2006, we commenced oil and gas production and started earning revenues.  Prior to 2006, we were considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”).  Effective 2006, we ceased being considered a development stage company.

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

Oil and Gas Properties

Owl Creek Project

Acquisitions and Sales of Oil and Gas Interests.   On August 10, 2005, we acquired a 70% working interest in Ranken Energy Corporation’s Owl Creek Project for a total buy-in cost of $211,750 plus dry hole costs (the “Owl Creek Project”).  The Owl Creek Project is located in Oklahoma.  A “working interest” is an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.  The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties.  Our working interest in the Owl Creek Project includes leasehold interests, two re-entry test wells, geologic expenses, brokerage costs, 3-D seismic usage, geophysical interpretations, and overhead.  We will also participate in drilling operations and related costs.

On June 1, 2006, we sold an undivided 20% of our 70% interest in the Powell #2 well and untested spacing units at the Owl Creek Project to Delta Oil and Gas Inc., a Nevada corporation (“Delta”), for a lump sum cash payment of $300,000.  Delta has funded its portion of the completion cost of the Powell #2 well, as well as costs related to future wells on the project.  As a result of the sale to Delta, we now hold a 50% interest in the Powell #2 well.

Also in June 2006, we acquired a 50% interest in an additional 85 leased acres located at the eastern end of the Owl Creek Project, increasing the project’s scope to over 1,200 acres.  We paid  $17,000 for the additional acreage.

On August 3, 2006, we sold an additional 7.5% interest of our 50% interest in the untested acreage in the Owl Creek Project to Lexaria Corp., a Nevada corporation (“Lexaria”), for a lump sum payment of $100,000.  As a result of the sale to Lexaria, we now retain a 42.5% interest in the untested acreage in the Owl Creek Project.  Each party is responsible for its portion of the costs to drill and complete the Isbill #1 well and future drill sites.  We have also retained a 70% interest in two spacing units and the wells containing the Johnson #1 and Powell #1 and a 50% interest in one spacing unit and the well containing the Powell #2.

On March 15, 2007, the Company expended $403,675 on Isbill #2-36 well.  The Company has a working interest of 42.5%.

Operations.  We completed the Powell #1 well on the Owl Creek Project in early February 2006.   During production, the Powell #1 well produced 1,280 barrels of oil and 8,227 mcf of natural gas (“mcf” is defined as one thousand cubic feet).  The Powell #1 well was pumped at regular intervals and is now no longer commercially viable.  The Powell #1 well will either be converted to a disposal well or we will plug it by the end of fiscal 2007.  We hold a 70% interest in the Powell #1 well.

We completed drilling the Powell #2 well in June 2006.  In early April 2007, the Powell #2 well was placed on a submersible pump. As of July 31, 2007, the Powell #2 well has produced 52,534 barrels of oil and 15,698 mcf of natural gas.   Since the Powell #2 well was placed on the submersible pump, it has averaged 140 barrels of oil and 50 mcf of gas per day. We hold a 50% interest in the Powell #2 well.

In late August 2006, we commenced drilling the Isbill #1 well, which is an offset well to the Powell #2 well.  The Isbill #1 well reached a total depth of 5,775 feet in mid-September 2006.  After examination of the well logs, we determined that the sands that are producing in the Powell #2 well were too thin in the Isbill #1 well to produce economic quantities of oil and gas.  As a result, the Isbill #1 well has been plugged and the drill location has been restored.  We hold a 42.5% interest in the Isbill #1 well.

In late February 2007, we commenced drilling the Isbill #2 well, a direct offset to the Powell #2 producing well. The Isbill #2 well reached a total depth of 5,700 feet on March 14, 2007.  The Isbill #2 well was placed into production in early April 2007 and has produced 5,328 barrels of oil 1,511 mcf of gas through the end of July 2007. We hold 42.5% interest in the Isbill #2 well.

On March 15, 2007, we expended $403,675 on the Isbill #2-36 well.  We hold a working interest of 42.5% in the Isbill #2-36 and the well commenced production on April 4, 2007.

Three Sands Project

Acquisition of Oil and Gas Interests.  On October 6, 2005, we acquired a 40% working interest in Vector Exploration Inc.’s Three Sands Project for a total buy-in cost of $88,000, plus dry hole costs (the “Three Sands Project”). The Three Sands Project is located in Oklahoma.  In connection with our working interest, in June 2007, we authorized completion of the William #4-10 well, located at the Three Sands Project, for a total estimated cost of $285,196.  As a result, we now hold a 40% working interest in the William #4-10 well.  To date, we have paid $109,327 of the drilling and completion cost of the William #4-10 well to Vector Exploration Inc.

Our working interest in the Three Sands Project includes leasehold interests, one re-entry production well, two drilling wells and the William #4-10 well.  We also participate in drilling operations and related costs in proportion to our working interest.

Operations.  Drilling of the Kodesh #1 disposal well was completed on October 3, 2005 and drilling of the Kodesh #2 well was completed on October 23, 2005.  Completion and equipping of these wells took place during mid-December 2005 through early January 2006.  The Kodesh #2 well is now producing oil and gas.  As of July 31, 2007, the Kodesh #2 well has produced 2,474 barrels of oil and 3,656 mcf of natural gas.

During January 2007, we re-entered the Dye Estate #1 well. The Dye Estate #1 well is currently being tested in a former producing zone and will subsequently be tested in an untested and un-produced zone shallow.  This zone is the Garber sand and lies at a depth of approximately 1,700 feet in the 2,100 foot deep Dye Estate #1 well.  In the event the Dye Estate #1 well proves to be commercially viable, water from the well will be disposed in the Kodesh #1 disposal well and any natural gas will be sold through a meter located approximately 1,200 feet from the well.  The line has already been laid and will be connected in the event the well starts producing.  As of July 31, 2007, the shallow zone has not been completed and tested.

In June 2007, the William #4-10 well was started and reached a total depth of 4,810 feet on June 16, 2007. Electric and radiation logs indicated that the William #4-10 well contained four potential commercial pay zones, the Wilcox Sand, Mississippi Lime, Layton Sand and the Tonkawa Sand.  Completion of the lowest zone, the Wilcox Sand, took place during the second week of August 2007.  Production from the William #4-10 well should start by the end of September 2007 depending upon rig and equipment availability.

Palmetto Point Project

Acquisition of Oil and Gas Interests.  On February 28, 2006, we acquired a 10% working interest before completion and an 8.5% revenue interest after completion, in a 10-well program at Griffin & Griffin Exploration Inc.’s Palmetto Point Project, for a total buy-in cost of $350,000 (the “Palmetto Point Project”).  On September 26, 2006, we acquired two additional wells (the PP F-6B and PP F52-A wells) within the Palmetto Point Project for $70,000.  The Palmetto Point Project is located in Mississippi.  The program for the Palmetto Point Project has been completed and no further wells are planned at this time.  The Frio-Wilcox Prospect described below is the successor to the Palmetto Point Project and will continue our exploration and development in the Frio and Wilcox area.

Operations.   As of July 31, 2007, Griffin & Griffin Exploration Inc., as operator of the Palmetto Point Project, drilled all ten of the wells in the Palmetto Point project.  Eight of the wells were successful and two were dry holes and were not completed.  Seven of the eight successful wells have been completed and are producing.  One of the eight wells, the PP F-12, has not been completed as a result of weather relating problems and flooding at the well’s location.  We anticipate completion of the PP F-12 wells by the end of fiscal 2007.  As of July 31, 2007, the seven completed Palmetto Point Project wells have had total production of 109,758 mcf of natural gas, a combined average daily production rate of 544 mcf per day of gas.

The PP F-6B and PP F52-A wells are completed and commencement of production from these two wells is anticipated by the end of October 2007.

Frio-Wilcox Prospect

Acquisition of Oil and Gas Interests.  On August 2, 2006, we executed a joint-venture memorandum agreement with Griffin and Griffin LLC (which will serve as the operator for the Frio-Wilcox Prospect), Delta Oil and Gas, Inc., Turner Valley Oil and Gas Company, Lexaria Corporation, and the Stallion Group to participate in two proposed drilling programs located in Southwest Mississippi and Northeast Louisiana, comprised of up to 50 natural gas and/or oil wells, at a price of $400,000 (the “Frio-Wilcox Prospect”).  We have a 10% working interest in the Frio-Wilcox Prospect before production and a prorated reduced working interest after production based on the operator’s interest portion.  In exchange for our interest, we paid $100,000 as of October 31, 2006 and an additional $200,000 on November 16, 2006.   As a result of weather related delays, the requirement for our final payment of $100,000 was deferred and paid in February 2007.  As of the date of this filing, we have completed a substantial portion of leasing and title curative work in connection with the Frio-Wilcox Prospect.

On June 21, 2007, we assigned all future development obligations for any new wells on our Frio-Wilcox Prospect property to Lexaria Corp. for the sum of $1. We believe the assigned interest to be of nominal value.   We have maintained our original interest, rights, title and benefits to all seven wells drilled with our participation at the Frio-Wilcox Prospect property between August 3, 2006 and June 19, 2007, specifically wells CMR-USA-39-14, Dixon #1, Faust #1 TEC F-1, CMR/BR F-14, RB F-1 Red Bug #2, BR F-33, and Randall #1 F-4, and any offset wells that could be drilled to any of these specified wells.

Operations.   Nine wells were drilled on the Frio-Wilcox project, of which, five wells were successful and four wells were dry holes and were not completed.  One of these wells, the Dixon #1 well, was drilled to 8,650 feet.  We did not find any commercial oil or natural gas in connection with the Dixon #1 well and it has been plugged and abandoned.

One of the five wells initially deemed to be successful was the BR F-24.  However, subsequent testing of the BR F-24 indicated that it was not commercially viable and the well has since been plugged and abandoned.  The four remaining successful wells were the Faust #1, USA 39-14, USA 1-37,and the BR F-33.  The USA 39-14 has been completed and is now producing natural gas. As of July 31, 2007, the USA 39-14 has produced over 18,500 mcf of natural gas. The BR F–33 and Faust #1 have been completed and are awaiting pipeline hook-ups.  We are waiting for a permit from the Bureau of Land Management to complete the USA 1-37 well.

Results of Operations

Three months ended July 31, 2007 compared to the three months ended July 31, 2006.

We recognized revenues of $552,042 during the three months ended July 31, 2007, compared with $205,718 in revenues for the three months ended July 31, 2006, all from our oil and gas properties.  The increase in revenues was directly attributable to our continued oil and gas production, which commenced during fiscal 2006.

During the three months ended July 31, 2007, we incurred production costs of $43,425 compared with $41,202 during the three months ended July 31, 2006.  Our depletion and accretion costs were $359,949 during the three months ended July 31, 2007, compared with $89,459 during the three months ended July 31, 2006.  The increase in these costs was directly attributable to our increased oil and gas production discussed above.

Our general and administrative costs increased to $90,449 for the three months ended July 31, 2007, from $65,206 for the three months ended July 31, 2006.  The increase in our general and administrative costs was primarily due to an increase in state tax on the Powell #2-25 well, a direct result of an increase of revenue for the three months ended July 31, 2007.  Our general and administrative costs also include the preparation and filing of our periodic reports with the Securities and Exchange Commission and salary expenses of $5,000 per month. Net income for the three months ended July 31, 2007 was $57,712, compared with net income of $9,161 for the three months ended July 31, 2006.  The increase in net income was directly attributable to our increased oil and gas production.

Nine months ended July 31, 2007 compared to the nine months ended July 31, 2006.

We recognized revenues of $1,082,231 during the nine months ended July 31, 2007, compared with $249,988 in revenues for the nine months ended July 31, 2006, all from our oil and gas properties.  The increase in revenues was directly attributable to our continued oil and gas production, which commenced during fiscal 2006.

During the nine months ended July 31, 2007, we incurred production costs of $107,451 compared with $51,302 during the nine months ended July 31, 2006.  Our depletion and accretion costs were $624,099 during the nine months ended July 31, 2007, compared with $109,677 during the nine months ended July 31, 2006.  The increase in these costs was directly attributable to our oil and gas production discussed above.

Our general and administrative costs increased to $266,139 for the nine months ended July 31, 2007, from $168,716 for the nine months ended July 31, 2006. The increase in our general and administrative costs was caused by the overlapping of costs associated with a change in our accounting consultants who prepare our financial statements and the cost of our annual audit. Our general and administrative costs also include the preparation and filing of our periodic reports with the Securities and Exchange Commission and salary expenses of $5,000 per month.  Net income for the nine months ended July 31, 2007 was $82,971, compared with a loss of $81,672 for the nine months ended July 31, 2006.

Liquidity and Capital Resources

As of July 31, 2007, we had cash of $17,721 and accounts receivable of $277,337, compared to cash of $436,547 and accounts receivable of $173,003 as of October 31, 2006.  Our working capital at July 31, 2007 was $108,356, compared to $513,834 as of October 31, 2006.  The decrease in working capital was due primarily to the expenditures of $1,068,894 on our oil and gas interests during the nine months ended July 31, 2007.  Also, loans and interest payable to related parties are a current liability at July 31, 2007 and were not a current liability at October 31, 2006.

During the nine months ended July 31, 2007, operating activities generated cash of $660,068, as compared to using cash of $621,180 for operating activities during the nine months ended July 31, 2006.

We used cash of $1,068,894 for the acquisition and exploration of our oil and gas operations during the nine months ended July 31, 2007, compared to $1,419,302 during the nine months ended July 31, 2006.  During the nine months ended July 31, 2007, cash of $10,000 was paid to a related party in repayment of a loan and as of July 31, 2007, $36,030 was owed to related parties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of July 31, 2007.

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

Reserve Estimates

Our estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Many factors will affect actual future net cash flows, including:

                      -  The amount and timing of actual production;
                      -  Supply and demand for oil and natural gas;
                      -  Curtailments or increases in consumption by oil and natural gas purchasers; and
                       - Changes in governmental regulations or taxation.

Asset Retirement Obligations

We follow SFAS 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  The liability is capitalized as part of the related long-lived asset’s carrying amount.  Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset.  Our asset retirement obligations are related to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas exploration activities.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by us in periodic press releases and oral statements made by our officials to analysts and shareholders in the course of presentations about the company, constitute “forward-looking statements”.   Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements.  Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) government regulations particularly those related to the natural resources industries; (5) required accounting changes;  (6) disputes or claims regarding our property interests; and (7) other factors over which we have little or no control.

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

Our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

 Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 Not Applicable.

Item 3.   Defaults Upon Senior Securities

 Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

 Not Applicable.

Item 5.   Other Information

 Not Applicable.

Item 6.   Exhibits.

Regulation S-B Number	Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Change Pursuant to NRS 78.209 (2)

10.1	Letter Agreement with Ranken Energy dated August 10, 2005 (3)

10.2	Letter Agreement with Vector Exploration, Inc. dated October 6, 2005 (4)

10.3	Assignment Agreement Letter Agreement between Brinx Resources Ltd. and Bud Enterprises dated February 28, 2006 (5)

10.4	Extension Agreement between Brinx Resources Ltd. and Bud Enterprises dated March 14, 2006 (5)

10.5	Assignment and Assumption Agreement with Delta Oil and Gas Inc., dated June 1, 2006 (6)

10.6	Memorandum re: Mississippi Frio-Wilcox Joint Venture with Griffin & Griffin, dated August 2, 2006 (7)

10.7	Assignment and Assumption Agreement with Lexaria Corp., a Nevada corporation, dated August 3, 2006 (7)

10.8	Assignment Agreement with Lexaria Corp., a Nevada corporation, dated June 21, 2007

31.1	Rule 15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1, file number 333-102441.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended July 31, 2005, filed September 14, 2005.
(4)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated October 6, 2005, filed October 12, 2005.

(5)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated February 28, 2006, filed February 9, 2006.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated June 1, 2006, filed June 2, 2006.
(7)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended July 31, 2006, filed September 19, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINX RESOURCES LTD.
(Registrant)

Date: September 13, 2007	By:	/s/ Leroy Halterman
Leroy Halterman,
President, Secretary & Treasurer
(principal executive and financial officer)