Form 10KSB
period 2007-10-31
BRINX RESOURCES LTD
filed 2008-02-12
CIK 1212641

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
:       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended October 31, 2007
9   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ____________________ to ____________________

Commission file number:  333-102441

BRINX RESOURCES LTD.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of Incorporation or organization)	98-038862 (I.R.S. Employer Identification No.)

820 Piedra Vista Road NE, Albuquerque, NM 87123
(Address of principal executive offices)                                                           (Zip Code)

Issuer’s telephone number: (505) 250-9992

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X  No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  X
(The registrant is not subject to Section 16 of the Securities Exchange Act of 1934).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

State issuer’s revenues for its most recent fiscal year:  $1,552,921

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $4,114,192 as of January 29, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  24,529,832 as of January 29, 2008

Transitional Small Business Disclosure Format (Check one):     Yes __  No X

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements.”  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil and gas, the weather, inflation, the availability of goods and services, oil and natural gas drilling risks, general economic conditions (either internationally or nationally or in the jurisdictions in which we are doing business), legislative or regulatory changes (including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations), the securities or capital markets and other factors disclosed under “Item 6. Management's Discussion and Analysis or Plan of Operation,” “Item 2. Description of Property” and elsewhere in this report.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

“Bbl” is defined herein to mean one stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

“Mcf” is defined herein to mean one thousand cubic feet of natural gas at standard atmospheric conditions.

“Working interest” is defined herein to mean an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.  The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the mineral owners’ of royalties.

PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

We are an independent oil and gas company engaged in exploration, development and production of oil and natural gas. As production of these products continues, they will be sold to purchasers in the immediate area where the products are produced.

Until 2005, our focus was on our undeveloped mineral interests and we were considered, at that time, to be a development stage company engaged in the acquisition and exploration of mineral and oil and gas properties.  We still hold an interest in undeveloped mineral interests located in New Mexico (the “Antelope Pass Project”). However, in 2005, we suspended activities on our undeveloped mineral properties indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on our undeveloped mineral properties during the fiscal year ended October 31, 2007.

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

Also in June 2006, we acquired a 50% interest in an additional 85 leased acres located at the eastern end of the Owl Creek Prospect, increasing the project’s scope to over 1,200 acres.  We paid $17,000 for the additional acreage.

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

On March 15, 2007, we expended $403,675 on Isbill #2-36 well.  We hold a working interest of 42.5% in the Isbill #2-36 well.

On October 19, 2007, we expended $238,784 on Powell #3-25 well.  We hold a working interest of 42.5% in the Powell #3-25.

Three Sands Project

On October 6, 2005, we acquired a 40% working interest in Vector Exploration Inc.’s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs (the “Three Sands Project”).  The Three Sands Project is located in Oklahoma.  For the year ended October 31, 2006, we expended $530,081 in exploration costs.  In June 2007, we acquired a 40% working interest in William #4-10 for a total cost of $285,196 and paid a further $17,000 in costs relating to the well, for total costs as at October 31, 2007 of $920,278.  Our working interest in the Three Sands Project includes leasehold interests, one re-entry production well, and two drilling wells.  We also participate in drilling operations and related costs, in proportion to our working interest.

Palmetto Point Project

On February 28, 2006, we acquired a 10% working interest before completion and an 8.5% revenue interest after completion, in a 10-well program at the Palmetto Point Project operated by Griffin & Griffin Exploration LLC (“Griffin & Griffin”) for a total buy-in cost of $350,000 (the “Palmetto Point Project”). The Palmetto Point Project is located in Mississippi. On September 26, 2006, we acquired two additional wells (the PP F-6B and PP F52-A wells) within the Palmetto Point Project for $70,000.  On October 1, 2007, we acquired and participated in drilling two more wells within the Palmetto Point Project, the (PP F-12-2 and PP F-12-3 wells), at a cost of $69,862.

Mississippi Frio-Wilcox Joint Venture

On August 2, 2006, we executed a memorandum agreement with Griffin & Griffin, (as operator of the project), Delta Oil and Gas, Inc., Turner Valley Oil and Gas Company, Lexaria Corp., a Nevada corporation (“Lexaria”), and the Stallion Group to participate in two proposed drilling programs located in Southwest Mississippi and Northeast Louisiana, comprised of up to 50 natural gas and/or oil wells, at a price of $400,000 (the “Mississippi Frio-Wilcox Joint Venture”).  In exchange for our interest, we paid $100,000 as of October 31, 2006 and an additional $200,000 on November 16, 2006.   As a result of weather related delays, the requirement for our final payment of $100,000 was deferred and paid in February 2007.  We hold a 10% working interest in the Mississippi Frio-Wilcox Joint Venture project before production and a prorated reduced working interest after production based on the operator’s interest portion.

On June 21, 2007, we assigned our future development interests and obligations for any new wells on our Mississippi Frio-Wilcox Joint Venture property to Lexaria for the sum of $1. We believe the assigned interests to be of nominal value.   We have maintained our original interest, rights, title and benefits to all seven wells drilled with our participation at the Mississippi Frio-Wilcox Joint Venture property between August 3, 2006 and June 19, 2007, specifically wells CMR-USA-39-14, Dixon #1, Faust #1 TEC F-1, CMR/BR F-14, RB F-1 Red Bug #2, BR F-33, and Randall #1 F-4, and any offset wells that could be drilled to any of these specified wells.

On October 1, 2007, we acquired a 10% working interest in the PP F-12-2 and PP F-12-3 wells, located at the Mississippi Frio-Wilcox Joint Venture for $69,862. On October 25, 2007, the Company paid $17,000 for a sidetrack, a deviation of the existing PP-F-12-3 well at an angle to reach additional targeted oil sands.

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

Exploration and Acquisition Capital Expenditures

During the fiscal years ended October 31, 2007, 2006 and 2005, we incurred $1,400,943, $1,930,129 and $926,798, respectively, in identifying and acquiring oil and natural gas interests, and for exploration costs.

Principal Products

We conduct exploration activities to locate oil and natural gas. As we continue our production of these products, we anticipate that generally they will be sold to purchasers in the immediate area where the products are produced. We expect that the principal markets for oil and natural gas will continue to be refineries and transmission companies that have facilities near our producing properties.

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

Major Customers

During the fiscal year ended October 31, 2007, we collected $1,396,985, or 90%, of our revenues from Ranken Energy Corporation, the operator of the Owl Creek Project.  We do not anticipate significantly diversifying our revenue base during fiscal year 2008 and therefore we will likely remain dependent on Ranken Energy Corporation for a substantial portion of our revenues in fiscal year 2008.

Compliance with Government Regulation

Our oil and gas operations are subject to various levels of government controls and regulations in the United States. Legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas drilling, gas processing plants and production activities, increase the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.  A breach or violation of such laws and regulations may result in the imposition of fines and penalties.  At present, we do not believe that compliance with environmental legislation and regulations will have a material effect on our operations; however, any changes in environmental legislation or regulations or in our activities may cause compliance with such legislation and/or regulation to have a material impact on our operations.  In addition, certain types of operations require the submission and approval of environmental impact assessments.  Environmental legislation is evolving in a manner that means stricter standards, and enforcement, fines and penalties for non-compliance are becoming more stringent.  Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees.  The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations.  We intend to ensure that we comply fully with all environmental regulations relating to our operations.

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

Employees

Leroy Halterman was appointed as a director and our president, secretary and treasurer on August 9, 2005.  Other than Mr. Halterman, we have no employees.  As of the date of this report, Mr. Halterman receives monthly management fees and a reimbursement for office space of $5,000.  For the fiscal years ended October 31, 2007 and 2006, we incurred $55,800 and $60,000 respectively, for Mr. Halterman’s services and provision of office space.

For the fiscal years ended October 31, 2007 and 2006, we incurred $27,100 and $22,971, respectively, for administrative services performed by Downtown Consulting.  Downtown Consulting is an entity owned and controlled by Sarah Cabianca, the daughter of Kenneth Cabianca and one of our shareholders.  We pay Downtown Consulting a monthly fee of $2,500 for its services.  Additionally, we employ a phone answering service located in Kelowna, British Columbia, at a monthly cost of CAD$1,000 (approximately US$1,006).  We anticipate that we will be conducting most of our business through agreements with consultants and third parties.  We have not entered into any arrangements or negotiations with any other consultants or third parties and our sole employee is not covered under a collective bargaining agreement.

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

The Upper Viola also has a good section of porosity. A total of 33 feet of 5% or better porosity was encountered with the top nine feet having a 105-unit hydrocarbon show in the Johnson #1 well. It appears the Upper Viola show had some size behind it because after the initial show at 5,646 feet the background gas readings on the mudlog remained high at 60 units for another 90 feet of drilling.

The Johnson #1 well also encountered an Upper and a Lower Gibson sand (3rd Deese) when drilled. The 3rd Deese had a show at the top of the sand and is described by the mudlogger as having a trace of brown oil staining, dull yellow oil fluorescence, and fair streaming bright yellow cut. This sample show was probably at the top of the sand because the same sample description indicates the rest of the sand sample as being water wet. There was an increase in total natural gas to 70 units but the top of the show was not recorded because of maintenance work being done on the equipment.

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

The Joins Formation disconformably overlies the Arbuckle and consists of a transition zone from a pure carbonate to pure clastic sequence. Because of its gradual transitional character, it is extremely difficult to accurately distinguish in the subsurface. Production has been established from this formation 1.5 miles south of the project area. The Christie-Stewart Pool #1 tested 80 Bbls of oil per hour from sand within this formation in Section 27-2N-1W about 12 miles south.

The Oil Creek Formation unconformably overlies the Joins. It is generally composed of a basal sheet sand unit (100' - 110’ thick) and an overlying thick shale unit (300' - 350' thick), which is interbedded with limestone. The basal sand unit is massive; clear to white, medium grained, rounded, occasionally frosted, friable and quartzose. The general interpretation is that the sand is extremely mature because of its rounding and good sorting. The sequence represents a transgression and is the simplest depositional unit of the Simpson Group.

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

Viola and Hunton Groups.  The Viola and Hunton limestones, which are separated by the Sylvan shale, represent two episodes of carbonate deposition following the conclusion of the Simpson period. Both limestones represent marine deposition of varying water depths and both are secondary objectives in the project areas. The presence of fracturing and secondary porosity greatly enhances the production in both zones. Both formations subcrop at the base of the Pennsylvanian in the project area, and are absent to the east. The period of exposure prior to Pennsylvanian deposition often resulted in porosity formation in the carbonates near the unconformity. In the area, the Trenton Viola produces up to 50,000 Bbls per well and is considered a promising secondary target.

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

Proposed Program of Exploration.

During 2008, we will evaluate potential drill locations on the Owl Creek Project, but we do not anticipate drilling additional wells on the Owl Creek Project during fiscal 2008.

Cost Estimates Including Previous Work.  As of October 31, 2007, we have expended $2,030,731 in connection with the Owl Creek Project, including leasing and title examination.

Present Activities.  In early June 2006, we acquired a 50% interest in an additional 85 leased acres located at the eastern end of the Owl Creek Prospect, increasing the project’s scope to over 1,200 acres.  We paid $17,000 for the additional acreage.  We completed the Powell #1 well on the Owl Creek Prospect in early February 2006.  As of October 31, 2006, the Powell #1 well has produced 1,280 Bbl and 8,227 Mcf of natural gas. The well is currently shut in and may be converted to a saltwater disposal well in the near future. We hold a 70% interest in the Powell #1 well.

On June 1, 2006, we sold an undivided 20% of our 70% interest in the Powell #2 well and untested spacing units to Delta Oil and Gas Inc., a Nevada corporation (“Delta”), for a lump sum cash payment of $300,000.  Delta has funded its portion of the completion cost of the Powell #2 as well as costs related to future wells on the project.  As a result of the sale to Delta, we now hold a 50% interest in the Powell #2 well.

Subsequent to the sale to Delta, we completed drilling the Powell #2 well in June 2006.  As of October 31, 2007, the Powell #2 well has produced 62,935 Bbls of oil and 19,189 Mcf of natural gas.  In early April 2007, the Powell #2 well was placed on a submersible pump.  As of the date of this filing, the Powell #2 was averaging 100 Bbls of oil and 40 Mcf of natural gas per day.

On August 3, 2006, we sold an additional 7.5% interest of our 50% interest in the untested acreage in the Owl Creek Prospect to Lexaria for a lump sum payment of $100,000.  As a result of the sale to Lexaria, we now retain a 42.5% interest in the untested acreage in the Owl Creek Project.

In late August 2006, we commenced drilling an offset well to the Powell #2 well, the Isbill #1 well. The well reached a total depth of 5,775 feet in mid-September 2006.  After examination of the well logs it was determined that the sands that are producing in the Powell #2 were too thin in the Isbill #1 to produce economic quantities of oil and gas. The Isbill #1 well has been plugged and abandoned.  We hold a 42.5% interest in the Isbill #1 well.

We commenced drilling of the Isbill #2 well, a direct offset well to the Powell #2, in February 2007. The Isbill #2 well reached a total depth of 5,700 feet in mid-March 2007.  The Isbill #2 well was successfully completed and was placed into production in early April 2007.

The Isbill #2 well has produced 9,020 Bbls of oil and 2,489 Mcf of natural gas through October 31, 2007 and is currently averaging 42 Bbls of oil and 12 Mcf of natural gas per day. We hold a 42.5% interest in the Isbill #2 well.

Three Sands Project

Location and Access.  The Three Sands Project is an oil and gas exploration project located in Noble County, Oklahoma. The property can be reached by Oklahoma State Highway 77 and then accessed by a secondary gravel and dirt road.

Previous Operations and History.  The Three Sands field was drilled on 10-acre spacing in the 1920s and 1930s and was very active in producing over 200 million Bbls of oil and an unknown amount of gas from a six-section (3,800 acres) area. However, during this period, most wells were abandoned within twenty years as the wells became commercially unviable due to the lack of technology. In particular, during this period, technology was not available, as it is today, to handle high volumes of water and its subsequent disposal, nor was it capable of drilling in areas where the tightness of rock limited flow.

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

Proposed Program of Exploration.  Utilizing previously completed 3-D seismic survey data and information gained from the drilling, completion and production of the Williams #4-10, we anticipate drilling an additional two to four wells at the Three Sands Project during fiscal 2008.  These wells will be approximately 5,000 feet deep.

Cost Estimates Including Previous Work.  As of October 31, 2007, we have expended $920,278 in connection with the Three Sands Project, including leasing, title, drilling, and casing.

Present Activities.  Drilling of the Kodesh #1 disposal well was completed on October 3, 2005 and drilling of the Kodesh #2 well was completed on October 23, 2005. Completion and equipping of these wells took place during mid-December 2005 through early January 2006.  The Kodesh #2 well is now producing oil and gas on a daily basis and as of October 31, 2007, it has produced 2,719 Bbls of oil and 4,086 Mcf of natural gas.

During January 2007, we re-entered the Dye Estate #1 well.  Production of natural gas from the Dye Estate #1 well commenced in mid-August 2007. The Dye Estate #1 well has produced 495 Mcf of natural gas and is currently averaging natural gas production at a rate of 6 Mcf per day. Water from the Dye Estate #1 well is being disposed in the Kodesh #1 disposal well.

We commenced drilling the William #4-10 well in early June 2007, reaching a total depth of 4,810 feet in mid-June 2007.  Electric and radiation logs indicated that the William #4-10 well contained four potential commercial pay zones, the Wilcox Sand, Mississippi Lime, Layton Sand and the Tonkawa Sand.  Completion of the lowest zone, the Wilcox Sand, occurred in mid-August 2007.  Production from the William #4-10 well started in mid-October 2007. As of the date of this filing, initial production rates from the William #4-10 well have averaged 3.5 Bbls of oil and 10 Mcf of natural gas per day.  We plan to move up the hole during the first quarter of 2008, perforate, fracture treat and test the Mississippi Lime and the lower Layton Sand.  This is intended to increase the production rate of both gas and oil from the Williams #4-10 well and provide data regarding the potential of these formations for the remainder of the leases on the Three Sands Project.

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

Previous Operations and History. Griffin & Griffin, the operator for the Palmetto Point Project, has over 40 years of operations history in the Palmetto Point Project area and has acquired substantial data and 3-D seismic for the Palmetto Point Project.  To date, Griffin & Griffin has drilled, owned or operated more than 100 Frio wells in the region. More specifically, Griffin & Griffin has drilled to a subsurface depth and has penetrated the sands of the Frio Formation on the Palmetto Point Project.

Geology of the Palmetto Point Project. The prospect wells were located to test the Frio Geological Formation. Frio wells typically enjoy low finding costs. Griffin & Griffin has utilized seismic "bright spot" technology, which that helps to identify gas reservoirs and to delineate reservoir geometry and limits. The term “bright spot” is used to describe a geophysical amplitude anomaly, which is simply a velocity change from a higher velocity to lower velocity.  Sands that contain gas are predictable by this method because the gas will provide a slower velocity response giving an abnormally intense trough-peak reflections, therefore termed a “bright spot”. The data evaluation in the Frio section gives a direct hydrocarbon indication (“HCI”) allowing one to not only see gas seismically, but also the lateral extent of each gas reservoir at various depths to include multiple horizons at some locations.

The gas targets at the Palmetto Point Project occur at shallow depths and have minimal completion costs. The Frio in the area of Southwest Mississippi and North-Central Louisiana is a very complex series of sand representing marine transgressions and regressions and resulting in the presence of varying depositional environments. Structurally, the Frio gas accumulations are a function of local structure and/or structural nose formed as a result of differential compaction features. However, stratigraphic termination (updip pinchout of sands within shales) also plays a role in most Frio accumulations. The stratigraphy is so complex that seismic direct HCI evaluations are presently the only viable exploratory tool for the Frio prospect.

Proposed Program of Exploration.  The Palmetto Point Project program has been completed and no further exploration wells are planned.  We are assessing additional development wells in the Belmont Lake oil field discovered by the PP F-12 well.  The Mississippi Frio-Wilcox Joint Venture program described below is the successor to the Palmetto Point Program and will continue our exploration and development in the Frio and Wilcox.

Cost Estimates Including Previous Work.  As of October 31, 2007, we have expended $506,862 in connection with the Palmetto Point Project, including leasing, title, drilling, and casing.

Present Activities.  As of October 31, 2007, Griffin & Griffin, operator of the Palmetto Point Project, drilled all ten of the wells in the Palmetto Point Project.  Eight of the wells were successful and two were dry holes which were not completed.  Seven of the eight successful wells have been completed and are currently producing.  One of the eight wells, the PP F-12, was completed as a flowing oil well in early October, 2007.  The PP F-12 well flowed oil at rates of over 100 bbls per day and in December 2007 was offset by two additional wells in the project, the PP F-12-2 and PP F-12-3.  The PP F-12-2 was a dry hole and the PP F-3 was completed as a flowing oil well. Additionally, we commenced production at the PP F-6B and PP F52-A wells in October 2007.

As of October 31, 2007, the completed gas wells at the Palmetto Point Project have had total production of 144,368 Mcf of natural gas, a combined average daily production rate of 370 Mcf per day of natural gas.

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

Previous Operations and History.  As described above, we participated in the ten-well Palmetto Point Project program in the same area as the Mississippi Frio-Wilcox Joint Venture. The Mississippi Frio-Wilcox Joint Venture is the successor to the Palmetto Point Project. Griffin & Griffin, the operator for the Palmetto Point Project, is also the operator for the Mississippi Frio-Wilcox Joint Venture.  Griffin & Griffin has over 40 years of operations history in the Mississippi Frio-Wilcox Joint Venture area and has acquired substantial data and 3-D seismic for the Mississippi Frio-Wilcox Joint Venture.  To date, Griffin & Griffin has drilled, owned or operated more than 100 Frio wells in the region.

Geology of the Palmetto Point Project. The prospect wells are located to test the Frio Geological Formation. Frio wells typically enjoy low finding costs. Griffin & Griffin has utilized seismic "bright spot" technology, which that helps to identify gas reservoirs and to delineate reservoir geometry and limits. The term “bright spot” is used to describe a geophysical amplitude anomaly, which is simply a velocity change from a higher velocity to lower velocity.  Sands that contain gas are predictable by this method because the gas will provide a slower velocity response giving an abnormally intense trough-peak reflections, therefore termed a “bright spot”. The data evaluation in the Frio section gives a direct HCI allowing one to not only see gas seismically, but also the lateral extent of each gas reservoir at various depths to include multiple horizons at some locations.

The gas targets at the Mississippi Frio-Wilcox Joint Venture occur at shallow depths and have minimal completion costs. The Frio in the area of Southwest Mississippi and North-Central Louisiana is a very complex series of sand representing marine transgressions and regressions and resulting in the presence of varying depositional environments. Structurally, the Frio gas accumulations are a function of local structure and/or structural nose formed as a result of differential compaction features. However, stratigraphic termination (updip pinchout of sands within shales) also plays a role in most Frio accumulations. The stratigraphy is so complex that seismic HCI evaluations are the only viable exploratory tool for the Mississippi Frio-Wilcox Joint Venture.

Proposed Program of Exploration. On June 21, 2007, we assigned our interests and all future development obligations for any new wells in the Mississippi Frio-Wilcox Joint Venture to Lexaria for the sum of $1. We believe the assigned interest to be of nominal value.   We have maintained our original interest, rights, title and benefits to all seven wells drilled with our participation at the Mississippi Frio-Wilcox Joint Venture between August 3, 2006 and June 19, 2007, specifically wells CMR-USA-39-14, Dixon #1, Faust #1 TEC F-1, CMR/BR F-14, RB F-1 Red Bug #2, BR F-33, and Randall #1 F-4, and any offset wells that could be drilled to any of these specified wells.

Cost Estimates Including Previous Work.  As of October 31, 2007, we have expended $400,000 in connection with the Mississippi Frio-Wilcox Joint Venture, including leasing, title, drilling, and casing.

Present Activities.  Nine wells were drilled on the Mississippi Frio-Wilcox Joint Venture, of which, five wells were initially deemed successful and four wells were dry holes and were not completed.  One of the five wells initially deemed to be successful was the BR F-24.  However, subsequent testing of the BR F-24 indicated that it was not commercially viable and the well was plugged and abandoned in 2007.  The four remaining successful wells were the Faust #1, USA 39-14, USA 1-37 and the BR F-33.  The USA 39-14 has been completed and is now producing natural gas.  As of July 31, 2007, the USA 39-14 has produced over 18,500 Mcf of natural gas. The BR F–33 and Faust #1 have been completed and are awaiting pipeline hook-ups.  We are waiting for a permit from the Bureau of Land Management to complete the USA 1-37 well.

Production and Prices

The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for fiscal years ended October 31, 2007 and 2006.  We did not have any production during the fiscal year ended October 31, 2005.

	For the fiscal year ended October 31, 2007	For the fiscal year ended October 31, 2006
Production Data:
Natural gas (Mcf)	21,283	9,604
Oil (Bbls)	21,072	8,072
Average Prices:
Natural gas (per Mcf)	$3.88	$1.50
Oil (per Bbl)	$69.78	$74.31
Production Costs:
Natural gas (per Mcf)	$3.03	$0.80
Oil (per Bbl)	$4.69	$7.90

Productive Wells

The following table summarizes information at October 31, 2007, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, but specifically exclude wells drilled and cased during the fiscal year that have yet to be tested for completion (e.g., all of the operated wells drilled by the Company during this year have been cased in preparation for completion, but no operations have been initiated that would allow these wells to be productive). Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests in the gross wells.

	Gross			Net
Location	Oil	Gas	Total	Oil	Gas	Total
Oklahoma	2	1	3	0.825	0.40	1.225
Mississippi	1	4	5	0.085	0.33	0.415
Louisiana	0	1	1	0.00	0.08	0.08
Total	3	6	9	0.91	0.81	1.72

Unaudited Oil and Gas Reserve Quantities

The following unaudited reserve estimates for Oklahoma, presented as of October 31, 2007, were prepared by J L. Thomas Engineering, an independent petroleum engineering firm. The unaudited reserve estimates for Mississippi and Louisiana, as of October 31, 2007, were prepared by Veazey & Associates, an independent petroleum engineering firm.

The combined estimated proved reserves prepared by J L. Thomas Engineering and Veazey and Associates are summarized in the table below, in accordance with definitions and pricing requirements as prescribed by the Securities and Exchange Commission (the “SEC”).  Prices paid for oil and natural gas vary widely depending upon the quality such as the Btu content of the natural gas, gravity of the oil, sulfur content and location of the production related to the refinery or pipelines.

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

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

Unaudited net quantities of proved developed reserves of crude oil and natural gas (all located within United States) are as follows:
	Crude Oil	Natural Gas
Changes in proved reserves	(Bbls)	(MCF)
Estimated quantity, October 31, 2005	-	-
Revisions of previous estimate	-	-
Discoveries	38,309	47,814
Production	(8,072)	(9,604)
Sales of reserves	-	-
Estimated quantity, October 31, 2006	30,237	38,210
Revisions of previous estimate	68,791	51,185
Discoveries	37,957	77,823
Production	(21,072)	(21,283)
Sales of reserves	-	-
Estimated quantity, October 31, 2007	115,913	145,395

Proved Reserves at year end	Developed	Undeveloped	Total
Crude Oil (Bbls)
October 31, 2007	103,073	12,840	115,913
October 31, 2006	30,237	-	30,237
Gas (MCF)
October 31, 2007	145,395	-	145,395
October 31, 2006	38,210	-	38,210

Oil and Gas Acreage

The following table sets forth the undeveloped and developed acreage, by area, held by us as of October 31, 2007.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.  Developed acres are acres, which are spaced or assignable to productive wells.  Gross acres are the total number of acres in which we have a working interest.  Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties.  The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net
Oklahoma	1,880	778	200	85.0
Mississippi	40	3.4	1,640	291.8
Louisiana	0	0	160	13.6
Total	1,920	781.4	2,000	390.4

Drilling Activity

The following table sets forth our drilling activity during the years ended October 31, 2007 and 2006. We had no drilling activity during the fiscal year ended October 31, 2005.

	2007		2006
	Gross	Net	Gross	Net
Exploratory wells:
Productive	6	0.47	10	1.78
Dry	4	0.32	3	0.87

Development wells:
Productive	3	1.25	1	0.5
Dry	1	0.425	1.425

Total wells	14	2.465	15	3.575

Mineral Property

Antelope Pass Project

We suspended activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties in 2005.  We did not conduct any operations or exploration activities on the Antelope Pass Project during the fiscal years ended October 31, 2007 or 2006.  To date, we have expended $8,207 in connection with the Antelope Pass Project, including geological mapping, sampling and assaying.

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

ITEM 3.         LEGAL PROCEEDINGS.

None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed for quotation on the OTC Bulletin Board since July 27, 2004 under the symbol “BNXR”.  The following table sets forth the range of high and low bid quotations for each fiscal quarter of the last two fiscal years and the subsequent quarter ended January 31, 2008. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices
2006 Fiscal Year	High	Low
QUARTER ENDING 01/31/06	$1.45	$1.40
QUARTER ENDING 04/30/06	$1.20	$1.16
QUARTER ENDING 07/31/06	$1.01	$0.85
QUARTER ENDING 10/31/06	$0.45	$0.43

2007 Fiscal Year
QUARTER ENDING 01/31/07	$0.37	$0.30
QUARTER ENDING 04/30/07	$0.30	$0.25
QUARTER ENDING 07/31/07	$0.40	$0.27
QUARTER ENDING 10/31/07	$0.35	$0.29

2008 Fiscal Year
QUARTER ENDING 01/31/08	$0.26	$0.21

As of January 29, 2008, there were 43 record holders of our common stock.  The closing bid price of our stock on that date was $0.21.

Since our inception, no cash dividends have been declared on our common stock.

We had no sales of unregistered securities during the quarter ended October 31, 2007.

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims.  Based on the geological report and recommendation prepared by Leroy Halterman, who was our geological consultant at that time, we completed geological mapping, sampling and assaying in connection with the first phase of a staged exploration program during the fiscal year ended October 31, 2004.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the fiscal years ended October 31, 2007 or 2006.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

Our present plan of operation is to continue our exploration and production activities on our oil and gas properties.  We anticipate that we will incur the following expenses over the next twelve months in connection with our oil and gas properties:

▪	$520,000 to $1,040,000 in connection with our oil and gas properties to include drilling, completing and equipping new wells and for costs associated with production;
▪	$120,000 for operating expenses, including professional legal and accounting expenses associated with our being a reporting issuer under the Securities Exchange Act of 1934.

Accordingly, we anticipate spending approximately $640,000 to $1,160,000 over the next twelve months in pursuing our stated plan of operations.

The report of our independent auditors on the financial statements for the year ended October 31, 2007, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  We have an accumulated deficit of $483,610 at October 31, 2007.  We need to generate additional revenues and successfully maintain and expand our current level of operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our operating revenues are insufficient to cover our costs associated with our oil and gas properties and our other working capital requirements during fiscal year ended October 31, 2008.  We expect that we will require additional funding to cover these anticipated costs and that such additional funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to cover our oil and gas operations or our other working capital requirements.  We do not presently have any arrangements in place for any future equity financing.  We believe that debt financing will not be an alternative for our cash needs.

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

Accounts Receivable.  Accounts receivable are carried at net receivable amounts less an estimate for doubtful accounts.  We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.   Trade receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

Asset Retirement Obligations. We follow SFAS 143 “Accounting for asset retirement obligations”.  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of October 31, 2007, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No.143.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  We will amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

We will amortize the amount added to oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the years ended October 31, 2007 and 2006:
	October 31,	October 31,
	2007	2006
Balance, beginning of year	$28,847	$3,595
Liabilities assumed	18,038	23,059
Revisions	(16,326)	-
Accretion expense	4,025	2,193
Balance, end of year	$34,584	$28,847

The reclamation obligation relates to the Kodesh and William wells at the Three Sands Property; Powell #1 and #2, Johnson #1 and Isbill #2-36 wells at the Owl Creek Property, the Palmetto Point Project and CMR-USA 39-14 well at the Frio-Wilcox Project.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes to the applicable laws and regulations.  Such changes will be recorded in our accounts as they occur.

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

Results of Operations

We realized revenues of $1,552,921 during the fiscal year ended October 31, 2007, compared with $624,229 during the fiscal year ended October 31, 2006, an increase of $928,692, all from our oil and gas properties. However, we can provide no assurance that we will continue to produce commercially exploitable levels of oil and gas resources on our properties, or if additional resources are discovered, that we will enter into commercial production of such oil and gas properties.

For the fiscal year ended October 31, 2007, our net income was $65,705, compared with a net loss of $397,343 for the fiscal year ended October 31, 2006 (an increase in net income of $463,048).  The increase of our net income was largely attributable to the increase in our net revenues and the decrease of our direct costs as a percentage of revenues.

We incurred direct costs of $1,485,235 for the fiscal year ended October 31, 2007, compared with $1,018,904 during the fiscal year ended October 31, 2006, an increase of $466,331.  The increase in our direct costs was largely attributable to an increase in our depletion and accretion costs; we had depletion and accretion costs of $972,661 during the fiscal year ended October 31, 2007, compared with $254,572 during the fiscal year ended October 31, 2006, an increase of $718,089.  Depletion is calculated based on production rates produced during the year.  Our depletion and accretion costs increased as a result of an increase in our oil and gas producing wells. Direct costs also increased due to production costs incurred by the Company; production costs for the year ended October 31, 2007 were $163,308 when compared to $71,569 for the year ended October 31, 2006.  The increase in our depletion and accretion costs was partly offset by a decrease in our impairment charges; we had no impairment charges during fiscal year ended October 31, 2007, compared with $422,352 for the fiscal year ended October 31, 2006.

Our general and administrative costs increased to $349,266 for the fiscal year ended October 31, 2007, from $270,411 for the fiscal year ended October 31, 2006.  The increase in our general and administrative costs was largely attributable to an increase in costs associated with professional legal and accounting services necessary as a reporting issuer under the Securities Exchange Act of 1934.

Our accumulated deficit through October 31, 2007 was $483,610.

Liquidity and Capital Resources

As of October 31, 2007, we had cash of $42,257 and working capital of $107,602, compared to cash of $436,547 and working capital of $513,834 as of October 31, 2006.  Our accounts receivable increased to $281,500 at October 31, 2007, compared with $173,003 at October 31, 2006.

During the fiscal year ended October 31, 2007, net cash provided by operating activities was $1,033,488. We used cash of $365,218 for operating activities during the fiscal year ended October 31, 2006.

Net cash used by investing activities during the fiscal year ended October 31, 2007 was $1,400,943, compared with $1,530,129 during the fiscal year ended October 31, 2006. We used $1,400,943 and $1,930,129 in fiscal 2007 and 2006, respectively, for expenditures in oil and gas interests.

We had no cash proceeds from the sale of our oil and gas interests during the fiscal year ended October 31, 2007, compared with $400,000 during the fiscal year ended October 31, 2006.

We used cash of $26,835 for financing activities during the fiscal year ended October 31, 2007, compared with cash provided by financing activities of $1,748,908 during the fiscal year ended October 31, 2006.  We had no proceeds from the sale of our common stock during the fiscal year ended October 31, 2007, compared with $1,748,908 net of issue costs, during the year ended October 31, 2006.

The report of our independent auditors on the financial statements for the year ended October 31, 2007, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  We need to generate greater revenues and successfully maintain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern.  We cannot assure you that we will be able to reach a level of operations that would finance our day-to-day activities.

Recent Accounting Pronouncements.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”.  The adoption of SAB 110 should have no effect on our financial position or the results of our operations.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet.  This statement is effective beginning January 1, 2008 and we are evaluating this pronouncement.

On December 4, 2007 the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 will have an effect on our financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 31, 2007.

ITEM 7.         FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.      CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, our sole officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our sole officer, as appropriate, to allow timely decisions regarding required disclosure.

In conducting his evaluation, our sole officer considered advice from our Independent Registered Public Accounting Firm, Gordon, Hughes & Banks, LLP (“GHB”), that based on several corrections to our financial statements and related disclosures proposed by GHB, there is a material weakness in our internal controls over financial reporting.  Additionally, although we are not required to segregate the principal executive officer and principal financial officer functions and we are not required to have an audit committee, GHB considered the fact that our sole officer serves in both of these functions and that we do not have an audit committee as dispositive in providing its advice to our sole officer.  As a result of this material weakness in our internal controls, our sole officer concluded further that the design and operation of our disclosure controls and procedures were not effective.

Our sole officer also considered various mitigating factors in making his determination.  There were no changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of evaluation.  Further, our sole officer also noted that we are still evaluating and implementing changes in our internal controls in response to the requirements of Sarbanes Oxley §404.  During fiscal 2008, we will continue to implement appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

We are not required to provide management’s report on internal control or financial reporting or the requirement that the report be attested to by our Independent Registered Public Accounting Firm.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.      OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information about our sole executive officer and directors follows:

Name	Age	Position and Term of Office

Leroy Halterman	62	Director, president, secretary and treasurer

Kenneth A. Cabianca	67	Director

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

Set forth below is a brief description of the recent employment and business experience of our directors and sole executive officer:

Leroy Halterman was appointed as a director and as our sole officer on August 9, 2005. Mr. Halterman has 39 years of geology experience. From 1999 to 2004, Mr. Halterman served as vice president of Tecumseh Professional Associates, a private environmental, facility management, government consultant and natural resource firm based in Albuquerque, New Mexico.  During this period he directed the company’s oil, gas and natural resource consulting and investments.  Mr. Halterman served as principal in charge of maintenance and security for two U.S. Army Ammunition Plants. Additionally, he directed Tecumseh’s efforts in over thirty mineral project appraisals and evaluations.  Since 2004, Mr. Halterman has been working as a consultant in the fields of oil and gas, precious and base metals, and aggregated resources. Since 1993, Mr. Halterman has been president and a director of Consolidated North American Resources, a private natural resource investment firm located in Las Vegas, Nevada.  Mr. Halterman is a graduate of the Missouri School of Mines with a BS degree in Geology.  He is registered as a geologist in Wyoming and is licensed as a geologist in Texas.  During the past five years, Mr. Halterman has not served as an officer or director of any company, other than as described in this paragraph.

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

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, due to our relatively low level of activity to date.  At a later time, the board of directors may adopt such a code of ethics.

ITEM 10.        EXECUTIVE COMPENSATION.

The following table sets forth information about the remuneration of our chief executive officer and directors for the last two completed fiscal years.

SUMMARY AND DIRECTOR COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)	Total ($)
Kenneth Cabianca Director (1)	2006 2007	-0- -0-	-0- -0-	-0- -0-
Leroy Halterman President, Treasurer and Secretary (2)	2006 2007	60,000 55,800	-0- -0-	60,000 55,800
_________________
(1) Kenneth Cabianca resigned as an officer of our company in August 2005; he remains a member of our Board of Directors.
(2) Leroy Halterman was appointed as our president, treasurer and secretary in August 2005 and is paid salary of $5,000 per month.

During the fiscal years ended October 31, 2007 and 2006, respectively, there were no grants of stock options, stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers.  We have no employment agreements with our executive officers.  We do not pay compensation to our directors for attendance at meetings.  We reimburse our directors for reasonable expenses incurred during the course of their performance.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of our Common Stock, as of January 29, 2008.  As of January 29, 2008, we had 24,529,832 shares common stock outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Kenneth A. Cabianca (3) 4519 Woodgreen Drive West Vancouver, B.C. V7S 2T8 Canada	2,800,000	11.41%
Scott Cabianca (4) 1005 – 1919 Bellevue Avenue West Vancouver, B.C. V7V 1B7 Canada	1,250,000	5.10%
Leroy Halterman 820 Piedra Vista Rd NE Albuquerque, NM 87123	250,000 (5)	1.01%
Torito Business Corp. 53rd Street Obarrio, Swiss Tower Panama City, Panama	1,676,880 (6)	6.61%
All officers and directors as a group (2 persons)	3,050,000	12.33%
__________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 24,529,832 shares of Common Stock outstanding as of January 29, 2008.  If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from January 29, 2008, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)	Kenneth Cabianca may be deemed to be a promoter of our company.
(4)	Scott Cabianca is the adult child of Kenneth Cabianca.
(5)	200,000 of these shares are issuable upon the exercise of the stock options granted to Leroy Halterman on November 2, 2007.
(6)
269,230 of these shares are issuable upon the exercise of warrants issued to Torito Business Corp. on March 15, 2006. 184,600 of these shares are issuable upon the exercise of warrants issued to Torito Business Corp. on May 3, 2006.  384,610 of these shares are issuable upon the exercise of warrants issued to Torito Business Corp. on July 31, 2006.

Equity Compensation Plan Information

As of October 31, 2007, we had no equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	N/A

Warrants

Details regarding common share purchase warrants for the year ended October 31, 2007 are summarized as follow:

Number of Warrants
Balance, October 31, 2006	1,729,832
Warrants expired during the year	(500,000)
Balance, October 31, 2007	1,229,832

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the fiscal years ended October 31, 2007 and 2006, we incurred $27,100 and $22,971, respectively, for administrative services performed by Downtown Consulting.  Downtown Consulting is an entity owned and controlled by Sarah Cabianca, the daughter of Kenneth Cabianca and one of our shareholders.

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

As of January 8, 2008, Kenneth Cabianca was paid in full for all the loan advances referenced above, to include all accrued interest and all the related notes and allonges have been cancelled as a result.

In addition to the loan advances by Mr. Cabianca, (i) Mr. Cabianca paid $1,366 in expenses on our behalf, which was reflected as due to related party at October 31, 2004 and (ii) Mr. Cabianca paid $175 in expenses on our behalf, which were included in due to related party at October 31, 2005.  Both of these advances were repaid during fiscal 2006.

On December 18, 2003, Marc Cabianca loaned us $25,000, which was originally due December 18, 2005.  The unsecured loan was repayable at any time and accrued interest at the prime rate, which was 8.25% per annum at

October 31, 2006.  As of October 31, 2006, $12,000 of the loan was repaid.  The term of the note was extended to December 18, 2006 by allonge. The term of the note was further extended to December 18, 2007.  As of September 14, 2007, Marc Cabianca was paid in full for the unsecured loan, to include all accrued interest and the related note and allonge have been cancelled as a result.

During the fiscal years ended October 31, 2007 and 2006, loans and accrued interest payable to related parties was $21,676 and $43,655, respectively.

During the fiscal year ended October 31, 2007, we paid $55,800 (2006 - $60,000) in management fees and reimbursement for office space to our president, Lee Halterman.

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

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors (NASDAQ Marketplace Rule 4200).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  We do not currently have an independent director under the above definition.  We do not list that definition on our Internet website.

We presently do not have an audit committee, compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees.

ITEM 13.        EXHIBITS.

Regulation S-B Number	Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Change Pursuant to NRS 78.209 (2)

31.1	Rule 15d-14(a) Certification

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1, file number 333-102441.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated September 26, 2004, filed September 27, 2004.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the fiscal year ended October 31, 2007, Gordon, Hughes & Banks, LLP is expected to bill us approximately $33,000 for the audit of our annual financial statements.  For the fiscal year ended October 31, 2006, Gordon, Hughes & Banks, LLP billed us $27,600 for the audit of our annual financial statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2007 and 2006.

Tax Fees

For the fiscal year ended October 31, 2007, Gordon, Hughes & Banks, LLP is expected to bill us $6,500 for tax compliance services.  For the fiscal year ended October 31, 2006, Gordon, Hughes & Banks, LLP billed us $5,410 for tax compliance services.

All Other Fees

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2007 and 2006.

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

BRINX RESOURCES LTD.

Date: February 12, 2008	By:	/s/ Leroy Halterman
Leroy Halterman, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leroy Halterman	President, Secretary, Treasurer and director (principal executive, financial and accounting officer)	February 12, 2008
LEROY HALTERMAN

/s/ Kenneth A. Cabianca	Director	February 12, 2008
KENNETH A. CABIANCA

BRINX RESOURCES LTD.
INDEX TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Brinx Resources Ltd.
Albuquerque, New Mexico

We have audited the balance sheets of Brinx Resources Ltd. (the “Company”) as of October 31, 2007 and 2006 and the related statements of operations, stockholders’ equity, and cash flows for the years ended October 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brinx Resources Ltd. as of October 31, 2007 and 2006, and the results of their operations and cash flows for the years ended October 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company has incurred losses since inception and has recently commenced principal operations.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Gordon, Hughes & Banks, LLP

/s/ Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
January 27, 2008

BRINX RESOURCES LTD.
BALANCE SHEETS

	OCTOBER 31	OCTOBER 31
	2007	2006
ASSETS

Current assets
Cash and cash equivalents	$42,257	$436,547
Accounts receivable	281,500	173,003

Total current assets	323,757	609,550

Undeveloped mineral interests, at cost	811	811

Oil and gas interests, full cost method of accounting,
net of accumulated depletion	2,242,869	1,808,850

Total assets	$2,567,437	$2,419,211

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$194,479	$95,716
Loans and interest payable to related parities	21,676	-

Total current liabilities	216,155	95,716

Loans and interest payable to related parities	-	43,655

Asset retirement obligations	34,584	28,847

Total liabilities	250,739	168,218

Commitments and contingencies

Stockholders' equity
Preferred stock - $0.01 par value; authorized - 1,000,000 shares
Issued - none	-	-

Common stock - $0.001 par value; authorized - 100,000,000 shares
Issued and outstanding - 24,529,832 shares	24,530	24,530

Capital in excess of par value	2,775,778	2,775,778

Retained earnings/(deficit)	(483,610)	(549,315)

Total stockholders' equity	2,316,698	2,250,993

Total liabilities and stockholders' equity	$2,567,437	$2,419,211

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF OPERATIONS

	YEAR ENDED	YEAR ENDED
	OCTOBER 31	OCTOBER 31
	2007	2006

REVENUES	$1,552,921	$624,229

DIRECT COSTS
Production costs	163,308	71,569
Depletion and accretion	972,661	254,572
Impairment	-	422,352
General and administrative	349,266	270,411

	(1,485,235)	(1,018,904)

OPERATING INCOME (LOSS)	67,686	(394,675)

OTHER INCOME AND EXPENSE
Interest expense - related	(1,981)	(2,668)

NET INCOME (LOSS) FOR THE PERIOD	$65,705	$(397,343)

Net Income (Loss) Per Common Share
- Basic	$0.003	$(0.017)
- Diluted	$0.003	$(0.017)

Weighted average number of common shares outstanding
- Basic	24,529,832	23,974,223
- Diluted	24,529,832	23,974,223

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENT OF STOCKHOLDERS' EQUITY

	COMMON STOCK
			Capital in	Retained	Total
	Number		Excess of	Earnings/	Shareholder's
	of Shares	Amount	Par Value	(Deficit)	Equity

BALANCES, NOVEMBER 1, 2005	23,300,000	$23,300	$1,028,100	$(151,972)	$899,428

Sales of common stock units for cash,
net of share issue cost of $1,005	1,229,832	1,230	1,747,678	-	1,748,908

Net (loss)	-	-	-	(397,343)	(397,343)

BALANCES, OCTOBER 31, 2006	24,529,832	24,530	2,775,778	(549,315)	2,250,993

Net income	-	-	-	65,705	65,705

BALANCES, OCTOBER 31, 2007	24,529,832	$24,530	$2,775,778	$(483,610)	$2,316,698

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF CASH FLOWS

	YEAR ENDED	YEAR ENDED
	OCTOBER 31	OCTOBER 31
	2007	2006

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES

Net income (loss)	$65,705	$(397,343)

Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
Depletion and accretion	972,661	254,572
Impairment	-	422,352
Interest accrued to related party notes	1,981	2,668

Changes in working capital:
Decrease (increase) in accounts receivable	(108,497)	(173,003)
Increase (decrease) in accounts payable and accrued liabilities	98,763	(474,513)
Increase (decrease) in due to related party	2,875	49

Net cash provided (used) by operating activities	1,033,488	(365,218)

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES

Expenditures on oil and gas interests	(1,400,943)	(1,930,129)
Proceeds from sale of oil and gas interests	-	400,000

Net cash (used) by investing activities	(1,400,943)	(1,530,129)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock	-	1,749,913
Share issue costs paid	-	(1,005)
Repayment of loan to related party	(26,835)	-

Net cash provided (used) by financing activities	(26,835)	1,748,908

Net increase (decrease) in cash	(394,290)	(146,439)

Cash and cash equivalents, beginning of periods	436,547	582,986

Cash and cash equivalents, end of periods	$42,257	$436,547

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Asset retirement costs incurred	$(1,712)	$(23,059)

Asset retirement obligation incurred	$1,712	$23,059

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Brinx Resources Ltd. (the “Company”) was incorporated under the laws of the State of Nevada on December 23, 1998, and issued its initial common stock in February 2001.  The Company holds undeveloped mineral interest located in New Mexico and holds oil and gas interests located in Oklahoma, Mississippi and Louisiana.  In 2006, the Company commenced oil and gas production and started earning revenues.  Prior to 2006, the Company was considered a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  Effective 2006, the Company ceased being considered a development stage company.

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

The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs.  At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable.  In addition, the Company’s oil and gas business makes it vulnerable to changes in prices of crude oil and natural gas.  Such prices have been volatile in the past and can be expected to be volatile in the future.  By definition, proved reserves are based on current oil and gas prices and estimated reserves.  Price declines reduce the estimated quantity of proved reserves and increase annual depletion expense (which is based on proved reserves).

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at net receivable amounts less an estimate for doubtful accounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded when received.

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

ASSET RETIREMENT OBLIGATIONS (continued)

SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  The  liability  is capitalized  as  part  of  the  related long-lived  asset's  carrying  amount.

Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset.  The Company's asset retirement obligations are related to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas exploration activities.

INCOME / (LOSS) PER SHARE

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

INCOME TAXES

Income taxes are accounted for under SFAS 109, “Accounting for Income Taxes”, which requires the use of the liability method.  Accordingly, temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years using enacted tax rates in effect for the year in which the differences are expected to reverse.

CASH EQUIVALENTS

For purposes of reorting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.  On occasion, the Company may have cash balances in excess of federally insured amounts.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

FAIR VALUE

The carrying amount reported in the accompanying balance sheets for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

CONCENTRATION OF CREDIT RISK

Financial   instruments  which  potentially   subject  the  Company  to concentrations  of credit risk consist of cash and cash  equivalents  and accounts  receivable.  The Company maintains cash at one financial institution.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.

The Company has recorded trade accounts receivable from the business operations. Management periodically evaluates the collectability of the trade receivables and believes that the Company’s receivables are fully collectable and that the risk of loss is minimal.

COMPREHENSIVE INCOME

There are no adjustments necessary to net (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income."

EQUITY BASED COMPENSATION

Effective November 1 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share Based Payment”, using the modified prospective method as described in SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.

RECENT ACCOUNTING PRONOUNCEMENTS

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

On December 4, 2007 the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 will have an effect on our financial statements.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”.  The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

2.           BASIS OF PRESENTATION AND LIQUIDITY

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.  As shown in the accompanying balance sheet, the Company has an accumulated deficit of $483,610 through October 31, 2007.  These factors among others raise substantial doubt that the Company will be able to continue in existence.  The Company’s financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to further its oil and gas production operations.  Management believes it will require additional funding to cover its anticipated costs and that such additional funding will be in the form of equity financing from the sale of the Company’s common stock.  However, there can be no assurances that such financing can be secured.

3.            ACCOUNTS RECEIVABLE

Accounts receivable consists of revenues receivable from the operators of the oil and gas projects for the sale of oil and gas by the operators on their behalf and are carried at net receivable amounts less an estimate for doubtful accounts.  Management considers all accounts receivable to be fully collectible at October 31, 2007 and 2006, accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

	October 31, 2007	October 31, 2006
Accounts receivable	$281,500	$173,003
Less: allowance for doubtful accounts	-	-
	$281,500	$173,003

4.           UNDEVELOPED MINERAL INTERESTS

The Company acquired eight unpatented lode mining claims from an unrelated party for $811, and must pay an annual maintenace fee of $125 for each claim.  During 2005, the Company undertook exploration work, geological mapping, sampling and assaying.  The ultimate recovery of the Company's investment in undevelopmed mineral interests is dependent upon the discovery of commercially profitable ore reserves through future exploration efforts and subsequent development or sale of such reserves.  There has been no activity in 2007 or 2006.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

5.           OIL AND GAS INTERESTS

The Company holds the following oil and gas interests:
	October 31,	October 31,
	2007	2006
Owl Creek Project, Oklahoma	$2,030,731	$1,318,846
Three Sands Project, Oklahoma	920,278	618,081
Palmetto Point Project, Mississippi	420,000	420,000
Frio-Wilcox Prospect, Mississippi	400,000	100,000
PP F-12-2 and PP F-12-3, Mississippi	86,862	-
Asset retirement cost	28,365	26,654
Less: Accumulated depletion and impairment	(1,643,367)	(674,731)
	$2,242,869	$1,808,850

Owl Creek Project, Oklahoma

On August 10, 2005, the Company acquired a 70% working interest in Ranken Energy Corporation’s Owl Creek Project for a total buy-in cost of $211,750 plus dry hole costs.  The interest is located in Oklahoma.

On June 1, 2006, the Company completed the sale of 20% of the Powell #2 well and future drill sites on the Owl Creek Project.  The Company retains a 50% working interest in the Project.  The agreement called for a one time cash payment to the Company of $300,000 and for each party to be responsible for their portion of the cost to complete the Powell #2 well and future drill sites.  The Company retained a 70% interest in two spacing units of approximately 160 acres and the two wells located on them.  These wells are the Johnson #1 and the producing well, the Powell #1.

On August 3, 2006, the Company completed the sale of 7.5% of the Isbill #1-36 well and future drill sites on the Owl Creek Project.  The Company retains a 42.5% working interest in the Project.  The agreement called for a one time cash payment to the Company of $100,000 and for each party to be responsible for their portion of the cost to complete the Isbill #1-36 well and future exploration.  The Company retained a 70% interest in two spacing units of approximately160 acres and the two wells located on them and a third spacing unit of approximately 80 acres where the Company retained a 50% interest.  The 70% wells are the Johnson #1 and the producing well, the Powell #1.  The 50% well and associated spacing unit is the producing well, the Powell #2.

On March 15, 2007, the Company expended $403,675 on Isbill #2-36 well.  The Company has a working interest of 42.5% and the well commenced production on April 4, 2007. On October 19, 2007, the Company expended $238,784 on Powell #3-25 well.  The Company has a working interest of 42.5%.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

5.           OIL AND GAS INTERESTS (continued)

Three Sands Project, Oklahoma

On October 6, 2005, the Company acquired a 40% working interest in Vector Exploration Inc.’s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs. For the year ended October 31, 2006, the Company expended $530,081 in exploration costs.  In June 2007, the Company acquired a 40% working interest in William #4-10 for a total cost of $285,196 and paid a further $17,000 in costs relating to the well, for total costs as at October 31, 2007 of $920,278.  The interests are located in Oklahoma.

Palmetto Point Project, Mississippi

On February 28, 2006, the Company acquired a 10% working interest before production and 8.5% revenue interest after production in a 10 well program at Griffin & Griffin Exploration Inc.’s Palmetto Point Project for a total buy-in cost of $350,000.  On September 26, 2006, the Company acquired an additional two wells within this program for $70,000.  The interests are located in Mississippi.

Frio-Wilcox Project, Mississippi

On August 2, 2006, the Company signed a memorandum agreement with Griffin & Griffin LLC (the operator) to participate in two proposed drilling programs located in Mississippi and Louisiana.  The Company acquired a 10% working interest in this project before production and a prorated reduced working interest after production based on the operator’s interest portion.  The Company paid $400,000 for the interest.

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

On October 1, 2007, the Company acquired a 10% working interest in the PP F-12-2 and PP F-12-3 wells at the Frio-Wilcox Project for $69,862.  On October 25, 2007, the Company paid $17,000 for a sidetrack, a deviation of the existing PP-F-12-3 well at an angle to reach additional targeted oil sands.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

5.           OIL AND GAS INTERESTS (continued)

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is an impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  In the years ended October 31, 2007 and 2006, the Company recorded impairment amounts of $0 and $422,352, respectively, related to the proved properties.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $968,636 and $252,379 for the years ended October 31, 2007 and 2006, respectively.

Capitalized Costs
	October 31, 2007	October 31, 2006
Proved properties	$3,575,064	$1,802,708
Unproved properties	311,172	680,873
Total Proved and Unproved properties	3,886,236	2,483,581
Accumulated depletion expense	(1,221,015)	(252,379)
Impairment	(422,352)	(422,352)
Net capitalized cost	$2,242,869	$1,808,850

Results of Operations

Results of operations for oil and gas producing activities are as follows:

	October 31, 2007	October 31, 2006
Revenues	$1,552,921	$624,229
Production costs	(163,308)	(71,569)
Depletion and accretion	(972,661)	(254,572)
Impairment	-	(422,352)
Results of operations(excluding corporate overhead)	$416,952	$(124,264)

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

6.           LOANS AND INTEREST PAYABLE TO RELATED PARTIES

The Company had various outstanding loans with interest payable to related parties at fiscal year ended October 31, 2007.  These unsecured loans accrued interest at 6% and were repayable any time on or before their respective due dates.  The original repayment dates of these loans were previously extended, and as of January 2008, the loans have been paid in full.

	October 31, 2007	October 31, 2006
Loan repayable on December 31, 2007, bears interest at 6% per annum, and is unsecured	$19,070	$16,197
Loan repayable on December 18, 2007, bears interest at the prime rate of interest per annum and is unsecured was repaid on September 14, 2007	-	22,000
Total loans	19,070	38,197
Plus: accrued interest	2,606	5,458
Total loans and interest payable	21,676	43,655
Less: current portion	(21,676)	-
	$-	$43,655

Interest expense during the years ended October 31, 2007 and 2006 was $1,981 and $2,668 respectively.

7.           ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS 143 “Accounting for asset retirement obligations” (“SFAS 143”).  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of October 31, 2007 and 2006, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No. 143.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

7.           ASSET RETIREMENT OBLIGATIONS (continued)

Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The Company amortizes the amount added to oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the years ended October 31, 2007 and 2006:
	October 31,	October 31,
	2007	2006
Balance, beginning of year	$28,847	$3,595
Liabilities assumed	18,038	23,059
Revisions	(16,326)	-
Accretion expense	4,025	2,193
Balance, end of year	$34,584	$28,847

The reclamation obligation relates to the Kodesh and William wells at the Three Sands Property; Powell #1 and #2, Johnson #1 and Isbill #2-36 wells at the Owl Creek Property, the Palmetto Point Project and CMR-USA 39-14 well at the Frio-Wilcox Project.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes to the applicable laws and regulations.  Such changes will be recorded in the accounts of the Company as they occur.

8.           COMMON STOCK

On December 28, 2005, the Company completed a 291,392 unit private placement at $1.75 per unit for gross proceeds of $509,936.  Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $2.25 per share which expired on December 27, 2007.

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

8.           COMMON STOCK (continued)

On May 3, 2006, the Company completed an 184,600 unit private placement at $1.30 per unit for gross proceeds of $239,980. Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $1.80 per share which expires on May 2, 2008.

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

On August 8, 2007, the 200,000 stock options expired.  A summary of the changes in stock options for the year ended October 31, 2007 is presented below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance, October 31, 2006	200,000	$1.00

Expired	(200,000)	$1.00

Balance, October 31, 2007	-

SHARE PURCHASE WARRANTS

Details of the share purchase warrants for the year ended October 31, 2007 are summarized as follow:

Number of Warrants
Balance, October 31, 2006	1,729,832
Warrants expired during the year	(500,000)
Balance, October 31, 2007	1,229,832

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

8.           COMMON STOCK (continued)

STOCK OPTIONS (continued)

At October 31, 2007, the Company had the following share purchase warrants outstanding:

Amount	Exercise Price	Expiry Date
291,392	$2.25	December 27, 2007
100,000	2.00	February 7, 2008
269,230	1.80	March 14, 2008
184,600	1.80	May 2, 2008
384,610	1.80	July 30, 2008
1,229,832	$1.92

9.           RELATED PARTY TRANSACTIONS

During the years ended October 31, 2007 and 2006, the Company entered into the following transactions with related parties:

a)   As of October 31, 2007, loans due to related parties totaling $19,070 (2006 - $38,197) were outstanding and have been extended to December 31, 2007, with interest at 6% per annum.  On December 24, 2006, the Company repaid $10,000 of the loans to one of the related parties.  During fiscal 2007, due to exchange variations in the Canadian currency, the outstanding loan was increased by $2,873.  On September 14, 2007, the Company repaid the remaining $12,000 of the loans and the accrued interest of $4,835.

b)   Accrued interest expense on loans payable to related parties totaled $2,606 and $5,458 for the years ended October 31, 2007 and October 31, 2006 respectively.

c)   The Company paid $55,800 (2006 - $60,000) in management fees and reimbursement of office space to the President of the Company.

d)  The Company paid $27,100 (2006 - $22,971) to Downtown Consulting, a related entity,   for administration services.

10.           INCOME TAXES
Income tax expense (benefit) for the year ended October 31, 2007 consists of the following:

	2007	2006
Current taxes	$—	$—
Deferred taxes	276,713	198,073
Less: valuation allowance	(276,713)	(198,073)
Net income tax provision (benefit)	$—	$—

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

10.           INCOME TAXES (continued)

The effective income tax rate for the years ended October 31, 2007, and 2006 differs from the U.S. Federal statutory income tax rate due to the following:

	2007	2006
Federal statutory income tax rate	(34.0%)	(34.0%)
State income taxes, net of federal benefit	(3.91%)	(3.3%)
Permanent differences in debt	0%	0.03%
Increase in valuation allowance	37.91%	37.27%
Net income tax provision (benefit)	—	—

The components of the deferred tax assets and liabilities as of October 31, 2007 and 2006 are as follows:

	October 31,
	2007	2006
Deferred tax assets:
Federal and state net operating loss carryovers	$679,446	$476,129
Excess percentage depletion	114,915	0
Asset Retirement liability	13,111	818
Exploration Costs	0	425
Stock – based compensation	0	7,460
Accrued Interest	0	2,070
Deferred tax asset	$807,472	$486,902

Deferred tax liabilities:
Intangible drilling costs and other exploration Capitalized for financial reporting purposes	$(530,759)	$(288,829)
Net deferred tax asset	276,713	198,073
Less: valuation allowance	(276,713)	(198,073)
Deferred tax liability	$—	$—

The Company has a $1,792,195 net operating loss carryover as of October 31, 2007. The net operating losses may offset against taxable income through the year ended October 31, 2027. A portion of the net operating loss carryovers begin expiring in 2021.

The Company has provided a valuation allowance for the deferred tax asset at October 31, 2007 and 2006, as the likelihood of the realization of the tax benefit of the net operating loss carry forward cannot be determined. The valuation allowance increased by approximately $78,640 for the year ended October 31, 2007.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

11.           UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of October 31, 2007 and 2006 were prepared by independent petroleum engineers.  There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.  In addition,  reserve  estimates of new discoveries that have  little  production  history  are  more  imprecise  than  those of properties with more production history.  Accordingly, these estimates are expected to change as future information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., process and costs as of the date the estimate is made. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

Unaudited net quantities of proved developed reserves of crude oil and natural gas (all located within United States) are as follows:
	Crude Oil	Natural Gas
Changes in proved reserves	(Bbls)	(MCF)
Estimated quantity, October 31, 2005	-	-
Revisions of previous estimate	-	-
Discoveries	38,309	47,814
Production	(8,072)	(9,604)
Estimated quantity, October 31, 2006	30,237	38,210
Revisions of previous estimate	68,791	51,185
Discoveries	37,957	77,283
Production	(21,072)	(21,283)
Estimated quantity, October 31, 2007	115,913	145,395

Proved Reserves at year end	Developed	Undeveloped	Total
Crude Oil (Bbls)
October 31, 2007	103,073	12,840	115,913
October 31, 2006	30,237	-	30,237
Gas (MCF)
October 31, 2007	145,395	-	145,395
October 31, 2006	38,210	-	38,210

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

11.           UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

UNAUDITED STANDARIZED MEASURE (continued)

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

	October 31, 2007	October 31, 2006
Future Cash inflows	$12,069,056	$1,929,547
Future production costs	(1,330,992)	(391,936)
Future development costs	(322,845)	(585,500)
Future income tax expense	(2,510,266)	(496,921)
Future cash flows	7,904,953	455,190
10% annual discount for estimated timing of cash flows	(3,921,816)	(370,974)
Standardized measure of discounted future net cash flows	$3,983,137	$84,216

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

11.         UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

UNAUDITED STANDARIZED MEASURE (continued)

The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows.

Standardized measure of discounted cash flows:	October 31, 2007	October 31, 2006
Beginning of year	$84,216	$-
Sales and transfers of oil and gas produced, net production costs	(1,389,613)	(552,660)
Net changes in prices and production costs and other	1,267,335	-
Net changes due to discoveries	1,335,191	-
Changes in future development costs	322,845	585,000
Revisions of previous estimates	2,676,922	-
Other	27,405	-
Net change in income taxes	(747,762)	51,876
Accretion discount	406,598	-
Future cash flows	3,898,921	84,216
End of year	$3,983,137	$84,216

12.         MAJOR CUSTOMERS

We collected $1,396,985 (2006: $566,952) or 90% of our revenues from one of our operators during the year ended October 31, 2007. As of October 31, 2007, $262,534 was due from this operator.

13.         SUBSEQUENT EVENT

On November 2, 2007, the Company granted a non-qualified stock option with respect to 200,000 shares to the President. The exercise price is $0.24 per share. The Option shall expire and be canceled two years from the Grant Date and is one hundred percent (100%) vested as of the Grant Date.

14.         SEGMENT REPORTING

The Company follows SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

14.         SEGMENT REPORTING (continued)

The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

As of October 31, 2007 and 2006, the Company had one operating segment, oil and gas exploration and development.

15.         QUARTERLY FINANCIAL INFORMATION (Unaudited)

During our year-end procedures, we found certain adjustments relating to previous quarters; as a result, the second and third quarter 2007 figures have been restated in the table below from what was previously issued in our Quarterly Reports on Forms 10-QSB filed with the SEC.

As Restated	Restated Second	Restated Third
Total operating revenues	$282,400	$552,042
Operating Income/(loss)	(162,935)	5,479
Net Income/(loss)	(163,416)	4,972
Basic and diluted net income/(loss) per common share	(0.007)	0.0002

Our consolidated results of operations, by quarter, for the years ended October 31, 2007 were as follows:

As Reported	Reported Second	Reported Third
Total operating revenues	$282,400	$552,042
Operating Income	41,587	58,219
Net Income	41,106	57,712
Basic and diluted net income per common share	0.002	0.002

Statements of Operations Restatements. During the fourth quarter ended October 31, 2007, the Company’s proved reserves were estimated by an independent reservoir engineer. The Company estimated that, had those reserves been obtained during previous quarters, depreciation, depletion and amortization would have increased by approximately $204,522, and $52,740 during the second and third quarters ended, April 30, 2007 and July 31, 2007, respectively. The effect of the above did not have an impact on the Company’s net income for the year ended October 31, 2007 as such adjustments have been reflected in depletion and accretion expense in the consolidated statements of operations.