Form 10QSB
period 2008-01-31
BRINX RESOURCES LTD
filed 2008-03-17
CIK 1212641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes   X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
24,529,832 shares of Common Stock, $.001 par value, as of February 29, 2008

Transitional Small Business Disclosure Format (check one):                      Yes __  No   X

BRINX RESOURCES LTD.

BRINX RESOURCES LTD.
CONDENSED BALANCE SHEETS

	JANUARY 31	OCTOBER 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$270,181	$42,257
Accounts receivable	312,486	281,500

Total current assets	582,667	323,757

Undeveloped mineral interests, at cost	811	811

Oil and gas interests, full cost method of accounting,
net of accumulated depletion	2,118,987	2,242,869

Total assets	$2,702,465	$2,567,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$100,812	$194,479
Loans and interest payable to related parties	-	21,676

Total current liabilities	100,812	216,155

Asset retirement obligations	35,622	34,584

Total liabilities	136,434	250,739

Commitments and contingencies

Stockholders' equity
Preferred stock - $0.01 par value; authorized - 1,000,000 shares
Issued - none	-	-

Common stock - $0.001 par value; authorized - 100,000,000 shares
Issued and outstanding - 24,529,832 shares	24,530	24,530

Capital in excess of par value	2,801,855	2,775,778

Deficit	(260,354)	(483,610)

Total stockholders' equity	2,566,031	2,316,698

Total liabilities and stockholders' equity	$2,702,465	$2,567,437

The accompanying notes are an integral part of these condensed financial statements.

BRINX RESOURCES LTD.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTH PERIOD ENDED
	JANUARY 31
	2008	2007

REVENUES	$495,292	$247,789

DIRECT COSTS
Production costs	67,025	20,960
Depletion and accretion	83,056	181,766
Impairment	-	-
General and administrative	121,746	60,327

	(271,827)	(263,053)

OPERATING INCOME (LOSS)	223,465	(15,264)

OTHER INCOME AND EXPENSE
Interest expense - related	(209)	(583)

NET INCOME (LOSS) FOR THE PERIOD	$223,256	$(15,847)

Net Income (Loss) Per Common Share
- Basic	$0.009	$(0.001)
- Diluted	$0.009	$(0.001)

Weighted average number of common shares outstanding
- Basic	24,529,832	24,529,832
- Diluted	24,529,832	24,529,832

The accompanying notes are an integral part of these condensed financial statements.

BRINX RESOURCES LTD.
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
	FOR THE THREE MONTH PERIOD
	ENDED JANUARY 31,
	2008	2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES

Net income (loss)	$223,256	$(15,847)

Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
Stock based compensation (note 8)	26,077	-
Depletion and accretion	83,056	181,766
Interest accrued to related party notes	209	583

Changes in working capital:
Decrease (Increase) in accounts receivable	(30,986)	22,955
(Decrease) in accounts payable and accrued liabilities	(44,907)	(53,587)
(Decrease) in due to related party	(1,171)	(697)

Net cash provided by operating activities	255,534	135,173

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES

Expenditures on oil and gas interests	(6,896)	(216,915)
		-

Net cash (used) by investing activities	(6,896)	(216,915)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of loan to related party	(20,714)	(10,000)

Net cash (used) by financing activities	(20,714)	(10,000)

Net increase (decrease) in cash	227,924	(91,742)

Cash and cash equivalents, beginning of periods	42,257	436,547

Cash and cash equivalents, end of periods	$270,181	$344,805

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Assets retirement costs incurred	$(1,038)	$(2,521)

Assets retirement obligation incurred	$1,038	$2,521

Reduction in full cost pool due to change in estimated drilling costs	$(48,760)	-

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

The accompanying condensed financial statements of the Company are unaudited.  In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation.  The results of operations for the three-month period ended January 31, 2008 are not necessarily indicative of the operating results for the entire year.  These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-KSB for the year ended October 31, 2007.

Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ materially from those discussed in this Report.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-KSB for the year ended October 31, 2007.

USE OF ESTIMATES
The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The table below presents the computation of basic and diluted earnings per share for the three-month period ended January 31, 2008:

January 31, 2008
Basic earnings per share computation:
Income from continuing operations	$223,256
Basic shares outstanding	24,529,832
Basic earnings per share	$0.009

Diluted earnings per share computation:
Income from continuing operations	$223,256
Basic shares outstanding	24,529,832
Incremental shares from assumed conversions:
Stock options	0
Warrants	0
Diluted shares outstanding	24,529,832
Diluted earnings per share	$0.009

Outstanding stock options and warrants, with an exercise price above market, are excluded from the Company’s diluted computation as their effect would be anti-dilutive.  There were 200,000 and 938,440 outstanding stock options and warrants with an exercise price above the average market price at January 31, 2008.  If the average market value of the Company’s common stock increases above the respective exercise prices of the options and warrants, they will be included in the diluted computation as common stock equivalents.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EQUITY BASED COMPENSATION
Effective November 1 2006, the Company adopted the fair value recognition provisions of Statement of Financial Standards (SFAS) 123(R), “Share Based Payment”, using the modified prospective method as described therein.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Three-month period ended January 31, 2008
Expected volatility	100.36%
Risk-free interest rate	4.5%
Expected life	2 years
Dividend yield	0.0%

2.            BASIS OF PRESENTATION AND LIQUIDITY

The accompanying condensed financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.  As shown in the accompanying condensed balance sheet, the Company has accumulated a deficit of $260,354 through January 31, 2008.  These factors among others raise substantial doubt that the Company will be able to continue in existence.  The Company’s financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to further its oil and gas production operations.  Management believes it will require additional funding to cover its anticipated costs and that such additional funding will be in the form of equity financing from the sale of the Company’s common stock.  However, there can be no assurances that such financing can be secured.

3.           ACCOUNTS RECEIVABLE

Accounts  receivable consists of revenues receivable from the operators of the  oil  and  gas  projects  for  the  sale  of oil  and gas by the operators  on their  behalf and are carried at net  receivable  amounts less an  estimate  for  doubtful  accounts.  Management considers all accounts receivable to be fully collectible at January 31, 2008 and October 31, 2007; accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4.           OIL AND GAS INTERESTS

The Company holds the following oil and natural gas interests:

	January 31,	October 31,
	2008	2007
Owl Creek Project, Oklahoma	$1,966,338	$2,030,731
Three Sands Project, Oklahoma	906,309	920,278
Palmetto Point Project, Mississippi	420,000	420,000
Frio-Wilcox Prospect, Mississippi	400,000	400,000
PP F-12-2 and PP F-12-3, Mississippi	123,360	86,862
Asset retirement cost	28,365	28,365
Less: Accumulated depletion and impairment	(1,725,385)	(1,643,367)
	$2,118,987	$2,242,869

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

On March 15, 2007, the Company expended $403,675 on Isbill #2-36 well.  The Company has a working interest of 42.5% and the well commenced production on April 4, 2007.  On October 19, 2007, the Company expended $238,784 on Powell #3-25 well earning a working interest of 42.5%.  On November 9, 2007, Powell #3-25 was abandoned and $174,245 was transferred to the proven cost pool for depletion.  The unused estimated drilling costs were applied to other operating well costs.

Three Sands Project, Oklahoma
On October 6, 2005, the Company acquired a 40% working interest in Vector Exploration Inc’s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs.  For the year ended October 31, 2006, the Company expended $530,081 in exploration costs.  In June 2007, the Company acquired a 40% working interest in William #4-10 for a total cost of $285,196 and paid a further $17,000 in costs relating to the well.  During the three month period ended January 31, 2008, the Company expensed $13,969 in lease operating of the William #4-10 well.  The total cost as at January 31, 2008 was $906,309.  The interests are located in Oklahoma.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4.           OIL AND GAS INTERESTS (continued)

Palmetto Point Project, Mississippi
On February 28, 2006, the Company acquired a 10% working interest before production and 8.5% revenue interest after production in a 10 well program at Griffin & Griffin Exploration Inc.’s Palmetto Point Project for a total buy-in cost of $350,000.  On September 26, 2006, the Company acquired an additional two wells within this program for $70,000.  On October 1, 2007, the Company acquired a 10% working interest and participated in drilling two more wells within the Palmetto Point Project, the (PP F-12-2 and PP F-12-3 wells), at a cost of $69,862. On October 25, 2007, the Company paid $17,000 for a sidetrack, a deviation of the existing PP-F-12-3 well at an angle to reach additional targeted oil sands. On January 30, 2008, the Company incurred $36,498 for workovers to install submersible pumps and subsequently paid on February 1, 2008.  The total cost as at January 31, 2008 was $123,360. The interests are located in Mississippi.

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

Impairment
Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is an impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There was no impairment for the three-month periods ended January 31, 2008 or 2007.

Depletion
Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $82,018 and $180,916 for the three months ended January 31, 2008 and 2007, respectively.

Capitalized Costs
	January 31, 2008	October 31, 2007
Proved properties	$3,554,201	$3,575,064
Unproved properties	290,171	311,172
Total Proved and Unproved properties	3,844,372	3,886,236
Accumulated depletion expense	(1,303,033)	(1,221,015)
Impairment	(422,352)	(422,352)
Net capitalized cost	$2,118,987	$2,242,869

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4.           OIL AND GAS INTERESTS (continued)

Results of Operations

Results of operations for oil and gas producing activities are as follows:

	January 31, 2008	January 31, 2007
Revenues	$495,292	$247,789
Production costs	(67,025)	(20,960)
Depletion and accretion	(83,056)	(181,766)
Results of operations (excluding corporate overhead)	$345,211	$45,063

5.           LOANS AND INTEREST PAYABLE TO RELATED PARTIES

The unsecured loans and accrued interest at 6%, previously outstanding at October 31, 2007 were paid in full on January 9, 2008.

	January 31, 2008	October 31, 2007
Loan repayable on December 31, 2007, bears interest at 6% per annum, and is unsecured	$-	$19,070
Total loans	-	19,070
Plus: accrued interest	-	2,606
Total loans and interest payable	-	21,676
Less: current portion	-	-
	$-	$21,676

Interest expense was $209 and $583 for the three-month periods ended January 31, 2008 and 2007, respectively.

6.           ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS 143 “Accounting for asset retirement obligations”.  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of January 31, 2008 and October 31, 2007, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS 143.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6.           ASSET RETIREMENT OBLIGATIONS (continued)

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

The information below reflects the change in the asset retirement obligations during the period ended January 31, 2008 and year ended October 31, 2007:
	January 31,	October 31,
	2008	2007
Balance, beginning of period	$34,584	$28,847
Liabilities assumed	-	18,038
Revisions	-	(16,326)
Accretion expense	1,038	4,025
Balance, end of period	$35,622	$34,584

The reclamation obligation relates to the Kodesh and William wells at the Three Sands Property; Powell #1 and #2, Johnson #1 and Isbill #2-36 wells at the Owl Creek Property, the Palmetto Point Project and CMR-USA39-14 well at the Frio-Wilcox Project.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes to the applicable laws and regulations.  Such changes will be recorded in the accounts of the Company as they occur.

7.           COMMON STOCK

PRIVATE PLACEMENTS
On December 28, 2005, the Company completed a 291,392 unit private placement at $1.75 per unit for gross proceeds of $509,936.  Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $2.25 per share which expired on December 27, 2007.

On February 28, 2006, the Company completed a 100,000 unit private placement at $1.50 per unit for gross proceeds of $150,000.  Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $2.00 per share which expired on February 27, 2008.

On March 15, 2006, the Company completed a 269,230 unit private placement at $1.30 per unit for gross proceeds of $349,999.  Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $1.80 per share which expired on March 14, 2008.

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

           BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7.            COMMON STOCK (continued)

STOCK OPTIONS
Although the Company  does not have a formal  stock  option  plan,  all options  granted  in the  past  have  been approved  by the Board  of Directors.

On November 2, 2007, the Company granted a non-qualified stock option with respect to 200,000 shares to the President.  The exercise price is $0.24 per share.  The Option shall expire and be canceled two years from the Grant Date and is one hundred percent (100%) vested as of the Grant Date.  The Company recorded a total of $26,077 for stock compensation expenses.

A summary of the changes in stock options for the three-month period ended January 31, 2008 is presented below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance, October 31, 2007	-	$-
Granted	200,000	0.24
Balance, January 31, 2008	200,000	$0.24

The Company has the following options outstanding and exercisable.

January 31, 2008	Options outstanding and exercisable
		Weighted	Weighted
		average	Average
Range of	Number	remaining	Exercise
exercise prices	of shares	contractual life	Price
$0.24	200,000	1.75 years	$0.24

SHARE PURCHASE WARRANTS
Details of the share purchase warrants for the three-month period ended January 31, 2008 are summarized as follow:

Number of Warrants
Balance, October 31, 2007	1,229,832
Warrants expired during the period	(291,392)
Balance, January 31, 2008	938,440

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7.           COMMON STOCK (continued)

SHARE PURCHASE WARRANTS (continued)
At January 31, 2008, the Company had the following share purchase warrants outstanding:

Amount	Exercise Price	Expiry Date
100,000	2.00	February 7, 2008
269,230	1.80	March 14, 2008
184,600	1.80	May 2, 2008
384,610	1.80	July 30, 2008
938,440	1.82

8.           RELATED PARTY TRANSACTIONS

During the three-month periods ended January 31, 2008 and 2007, respectively, the Company entered into the following transactions with related parties:

a)   On January 9, 2008, the Company repaid the remaining $17,899 of the loans and the accrued interest of $2,815 to related party totaling $20,714.  The difference of $1,171 is due to exchange variations in the Canadian currency, the outstanding loan was decreased by $1,171.

b)   Accrued interest expense on loans payable to related parties totaled $2,815 and $6,043 for the three-month periods ended January 31, 2008 and January 31, 2007, respectively.

c)   The Company paid $13,275 (2007 - $15,000) in management fees and reimbursement of office space to the President of the Company.

d)   The Company paid $7,628 (2007 - $6,500) to Downtown Consulting, a related entity, for administration services.

e)    On November 2, 2007, the Company granted a non-qualified stock option with respect to 200,000 shares to the President.  (see note 7 – Stock Options)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

We are an independent oil and gas company engaged in exploration, development and production of oil and natural gas. As production of these products continues, they will be sold to purchasers in the immediate area where the products are extracted.

Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims.   In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the three-month period ended January 31, 2008 or during the fiscal years ended October 31, 2007 or 2006.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

Our plan of operations is to continue to produce commercial quantities of oil and gas and to drill new exploratory and development wells and re-entries to test the oil and gas productive capabilities of our oil and gas properties.

The report of our independent auditors on our financial statements for the year ended October 31, 2007, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  Our accumulated deficit was $483,610 and $260,354 at October 31, 2007 and January 31, 2008, respectively. We need to generate additional revenues and successfully maintain and expand our current level of operations.  These factors raise substantial doubt about our ability to continue as a going concern.  We expect that we will require additional funding to cover these anticipated costs and that such additional funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to cover our oil and gas operations or our other working capital requirements.  We do not presently have any arrangements in place for any future equity financing.  We believe that debt financing will not be an alternative for our cash needs.

Oil and Gas Properties

“Bbl” is defined herein to mean one stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

“Mcf” is defined herein to mean one thousand cubic feet of natural gas at standard atmospheric conditions.

“Working interest” is defined herein to mean an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.  The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the mineral owners of royalties.

Owl Creek Project

Acquisitions and Sales of Oil and Gas Interests.  On August 10, 2005, we acquired a 70% working interest in Ranken Energy Corporation’s Owl Creek Project for a total buy-in cost of $211,750 plus dry hole costs (the “Owl Creek Project”).  The Owl Creek Project is located in Oklahoma.  Our working interest in the Owl Creek Project includes leasehold interests, two re-entry test wells, geologic expenses, brokerage costs, 3-D seismic usage, geophysical interpretations, and overhead.  We also participate in drilling operations and related costs.

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

On October 19, 2007, we expended $238,784 on Powell #3-25 well.  On November 9, 2007, Powell #3-25 was abandoned and $174,245 was transferred to the proven cost pool for depletion.  The unused estimated drilling costs were applied to other operating well costs.

Operations.  We completed the Powell #1 well on the Owl Creek Prospect in early February 2006.  As of the date of this filing, the Powell #1 well has produced 1,280 Bbl of oil and 8,227 MCF of natural gas. The well is currently shut in and may be converted to a saltwater disposal well in the near future.

We completed drilling the Powell #2 well in June 2006.  In April 2007, the Powell #2 well was placed on a submersible pump.  As of January 31, 2008, the Powell #2 well has produced 69,842 Bbl of oil and 21,418 MCF of natural gas.  As of the date of this filing, the Powell #2 was averaging 60 Bbls of oil and 20 MCF of natural gas per day.

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

We commenced drilling of the Isbill #2 well, a direct offset well to the Powell #2, in February 2007. The Isbill #2 well reached a total depth of 5,700 feet in mid-March 2007.  The Isbill #2 well was successfully completed and was placed into production in April 2007. As of January 31, 2008, the Isbill #2 well has produced 14,093 Bbls of oil and 2,489 MCF of natural gas through October 31, 2007 and is currently averaging 42 Bbls of oil and 12 MCF of natural gas per day.

In October 2007, drilling commenced on the Powell #3 well, a direct offset well to the Powell #2 well.   Powell #3 well reached a total depth of 5,720 feet in November 2007.  After examination of the well logs, it was determined that the sands that are producing in the Powell #2 and Isbill #2 wells were too thin in the Powell #3 well to produce economic quantities of oil and gas.  As of the date of this filing, the Powell #3 well has been plugged, reclaimed and abandoned.

Three Sands Project

Acquisitions and Sales of Oil and Gas Interests.   On October 6, 2005, we acquired a 40% working interest in Vector Exploration Inc.’s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs (the “Three Sands Project”).  The Three Sands Project is located in Oklahoma.  For the year ended October 31, 2006, we expended $530,081 in exploration costs.  In June 2007, we acquired a 40% working interest in the William #4-10 well for a total cost of $285,196 and paid a further $17,000 in costs relating to the well.  As of January 31, 2008, the total cost for our Three Sands Project is $906,309.  Our working interest in the Three Sands Project includes leasehold interests, one re-entry production well, and two drilling wells.  We also participate in drilling operations and related costs, in proportion to our working interest.

Operations.  Drilling of the Kodesh #1 disposal well was completed on October 3, 2005, and drilling of the Kodesh #2 well was completed on October 23, 2005. Completion and equipping of these wells took place during mid-December 2005 through early January 2006.  The Kodesh #2 well is now producing oil and gas on a daily basis and as of January 31, 2008, it has produced 2,950 Bbls of oil and 4,086 MCF of natural gas.

During January 2007, we re-entered the Dye Estate #1 well.  Production of natural gas from the Dye Estate #1 well commenced in mid-August 2007.  The Dye Estate #1 well has produced 987 MCF of natural gas and is currently averaging natural gas production at a rate of 6 MCF per day. Water from the Dye Estate #1 well is being disposed in the Kodesh #1 disposal well.

We commenced drilling the William #4-10 well in early June 2007, reaching a total depth of 4,810 feet in mid-June 2007.  Electric and radiation logs indicated that the William #4-10 well contained four potential commercial pay zones, the Wilcox Sand, Mississippi Lime, Layton Sand and the Tonkawa Sand.  Completion of the lowest zone, the Wilcox Sand, occurred in mid-August 2007.  Production from the William #4-10 well started in mid-October 2007. Initial production rates from the William #4-10 well averaged 3.5 Bbls of oil and 10 MCF of natural gas per day.  During January 2008, we moved up the hole and perforated and fracture treated the Mississippi Lime Formation, increasing daily production to seven Bbls of oil and 25 MCF of natural gas.  As of January 31, 2008, the Williams #4-10 has produced 322 Bbls of oil and 1,466 MCF of natural gas.

Drilling commenced on the KC 80 #1-11 well at the Three Sands Project in mid February 2008 and reached total depth of 4,720 feet by late February.  The KC 80 #1-11 has been surveyed with radiation and electrical logs.  The primary target for the well is the upper Mississippian Limestone and Chat Formation. The KC-80 well’s logs indicate significant thickness of Chat and upper Mississippi Limestone with good porosity, permeability, and hydrocarbon shows. Completion of the well should start by late March 2008.

Palmetto Point Project

Acquisitions and Sales of Oil and Gas Interests.   On February 28, 2006, we acquired a 10% working interest before completion and an 8.5% revenue interest after completion, in a 10-well program at the Palmetto Point Project operated by Griffin & Griffin Exploration LLC (“Griffin & Griffin”) for a total buy-in cost of $350,000 (the “Palmetto Point Project”). The Palmetto Point Project is located in Mississippi. On September 26, 2006, we acquired two additional wells (the PP F-6B and PP F52-A wells) within the Palmetto Point Project for $70,000.

On October 1, 2007, we acquired a 10% working interest in the PP F-12-2 and PP F-12-3 wells within the Palmetto Point Project at a cost of $69,862.  On October 25, 2007, we paid $17,000 for a sidetrack, a deviation of the existing PP-F-12-3 well at an angle to reach additional targeted oil sands.  On January 30, 2008, we incurred an additional $36,498 for our share of workover costs, including costs to install tubing and submersible pumps to maintain production rates.  We subsequently paid these costs on February 1, 2008.

Operations.  As of January 31, 2008, Griffin & Griffin, operator of the Palmetto Point Project, drilled all ten of the wells in the Palmetto Point Project.  Eight of the wells were successful and two were dry holes which were not completed.  Seven of the eight successful wells have been completed and are currently producing.  One of the eight wells, the PP F-12, was completed as a flowing oil well in early October, 2007.  The PP F-12 well flowed oil at rates of over 100 Bbls of oil per day and in December 2007 was offset by two additional wells, the PP F-12-2 and PP F-12-3.  The PP F-12-2 was a dry hole and the PP F-3 was completed as a flowing oil well. Additionally, we commenced production at the PP F-6B and PP F52-A wells in October 2007.  In December 2007, the PP F52-A well started producing oil along with the natural gas, flowing naturally.  However, as of January 31, 2008, the well has ceased flowing and will be placed on a pump during the second calendar quarter of 2008.

As of January 31, 2008, the completed oil and gas wells at the Palmetto Point Project have had total production of 185,066 MCF of natural gas and 15,267 Bbls of oil, and are current average daily production rate of 450 MCF per day of natural gas and 85 Bbls of oil per day.  It should be noted that daily production was lower than normal at the end of January 2008 because both the PP F-12 and 12-3 were having submersible pumps installed to increase production and maintain pressure to the stock tanks.

Mississippi Frio-Wilcox Joint Venture

Acquisitions and Sales of Oil and Gas Interests.  On August 2, 2006, we executed a memorandum agreement with Griffin & Griffin, (as operator of the project), Delta Oil and Gas, Inc., Turner Valley Oil and Gas Company, Lexaria Corp., a Nevada corporation (“Lexaria”), and the Stallion Group to participate in two proposed drilling programs located in Southwest Mississippi and Northeast Louisiana, comprised of up to 50 natural gas and/or oil wells, at a price of

$400,000 (the “Mississippi Frio-Wilcox Joint Venture”).  In exchange for our interest, we paid $100,000 as of October 31, 2006 and an additional $200,000 on November 16, 2006.   As a result of weather related delays, the requirement for our final payment of $100,000 was deferred and paid in February 2007.  We hold a 10% working interest in the Mississippi Frio-Wilcox Joint Venture project before production and a prorated reduced working interest after production based on the operator’s interest portion.

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

Operations.  Nine wells were drilled on the Mississippi Frio-Wilcox Joint Venture, of which, five wells were initially deemed successful and four wells were dry holes and were not completed.  One of the five wells initially deemed to be successful was the BR F-24.  However, subsequent testing of the BR F-24 indicated that it was not commercially viable and the well was plugged and abandoned in 2007.  The four remaining successful wells were the Faust #1, USA 39-14, USA 1-37 and the BR F-33.  The USA 39-14 and BR f-30 have been completed and are now also producing natural gas.  As of January 31, 2008, these three wells have produced over 85,160 MCF of natural gas and are currently averaging a combined daily flow of 284 MCF per day of natural gas.  No further exploration wells are currently planned for this project.

Mineral Interests

Antelope Pass

In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the three month period ended January 31, 2008 or during the fiscal years ended October 31, 2007 or 2006.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

Results of Operations

Three months ended January 31, 2008 compared to the three months ended January 31, 2007.

We realized revenues of $495,292 during the three months ended January 31, 2008, compared with $247,789 during the three months ended January 31, 2007, an increase of $247,503, all due to our increased oil and gas production. However, we can provide no assurance that we will continue to produce commercially exploitable levels of oil and gas resources on our properties, or if additional resources are discovered, that we will enter into commercial production of such oil and gas properties.

We incurred direct costs of $271,827 during the three months ended January 31, 2008, compared with $263,053 during the three months ended January 31, 2007, an increase of $8,774.  Our depletion and accretion costs were $83,056 during the three months ended January 31, 2008, compared with $181,766 during the three months ended January 31, 2007, a decrease of $98,710.

The decrease in our depletion and accretion costs was offset by increases in our production costs and general and administrative costs.  Our production costs during the three months ended January 31, 2008 were $67,025, compared with $20,960 during the three months ended January 31, 2007, an increase of $46,065, all directly attributable to our increased oil and gas activities.  Our general and administrative costs increased to $121,746 for the three months ended January 31, 2008, from $60,327 for the three months ended January 31, 2007.  The increase in our general and administrative costs was largely attributable to an increase in costs associated with professional legal and accounting services necessary as a reporting issuer under the Securities Exchange Act of 1934.

For the three months ended January 31, 2008, our net income was $223,256, compared with a net loss of $15,847 for the three months ended January 31, 2007 (an increase in net income of $239,103).  The increase of our net income was largely attributable to the increase in our revenues and the decrease of our direct costs as a percentage of revenues.

Our accumulated deficit through January 31, 2008 was $260,354.

Liquidity and Capital Resources

As of January 31, 2008, we had cash of $270,181 and working capital of $481,855, compared to cash of $42,257 and working capital of $107,602 as of October 31, 2007.  Our accounts receivable increased to $312,486 at January 31, 2008, compared with $281,500 at October 31, 2007.

During the three months ended January 31, 2008, net cash provided by operating activities was $255,534, compared with $135,173 during the three months ended January 31, 2007, an increase of $120,361.

Net cash used by investing activities during the three months ended January 31, 2008 was $6,896, compared with $216,915 during the three months ended January 31, 2007.

We used cash of $20,714 for financing activities during the three months ended January 31, 2008, compared with $10,000 during the three months ended January 31, 2007.

We had no proceeds from the sale of our common stock during the three months ended January 31, 2008 or 2007, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2008.

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

Going Concern

The report of our independent auditors on the financial statements for the year ended October 31, 2007, included an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  Additionally, our accumulated deficit through January 31, 2008 was $260,354.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  There can be no assurance that we will be able to obtain additional funding to engage in further exploration of our mineral properties nor is there assurance that our operations will be profitable.

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

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
____________________
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

BRINX RESOURCES LTD.

Date: March 17, 2008	By:	/s/ Leroy Halterman
Leroy Halterman
President, Secretary & Treasurer
(principal executive and financial officer)