Form 10-Q
period 2008-04-30
BRINX RESOURCES LTD
filed 2008-06-13
CIK 1212641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

333-102441
 (Commission file number)

BRINX RESOURCES LTD.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction Of incorporation or organization)	98-0388682 (IRS Employer Identification No.)

820 Piedra Vista Road NE, Albuquerque, New Mexico 87123
(Address of principal executive offices)                                (Zip Code)

(505) 250-9992
(Registrant’s telephone number, including area code)

Not applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes                      [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  24,529,832 shares of Common Stock, $0.001 par value, as of May 31, 2008

BRINX RESOURCES LTD.

BRINX RESOURCES LTD.
CONDENSED BALANCE SHEETS

	APRIL 30	OCTOBER 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$374,817	$42,257
Accounts receivable	232,954	281,500

Total current assets	607,771	323,757

Undeveloped mineral interests, at cost	811	811

Oil and gas interests, full cost method of accounting,
net of accumulated depletion	2,194,833	2,242,869

Total assets	$2,803,415	$2,567,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$60,274	$194,479
Loans and interest payable to related parties	-	21,676
Due to related party	5,000	-

Total current liabilities	65,274	216,155

Asset retirement obligations	36,659	34,584

Total liabilities	101,933	250,739

Commitments and contingencies

Stockholders' equity
Preferred stock - $0.01 par value; authorized - 1,000,000 shares
Issued - none	-	-

Common stock - $0.001 par value; authorized - 100,000,000 shares
Issued and outstanding - 24,529,832 shares	24,530	24,530

Capital in excess of par value	2,801,855	2,775,778

Deficit	(124,903)	(483,610)

Total stockholders' equity	2,701,482	2,316,698

Total liabilities and stockholders' equity	$2,803,415	$2,567,437

The accompanying notes are an integral part of these condensed financial statements.

BRINX RESOURCES LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE-MONTHS PERIOD ENDED		FOR THE SIX-MONTHS PERIOD ENDED
	APRIL 30		APRIL 30
	2008	2007	2008	2007

REVENUES	$380,472	$282,400	$875,764		$530,189

DIRECT COSTS
Production costs	72,685	43,067	139,710		64,026
Depletion and accretion	62,075	82,384	145,130		264,150
General and administrative	110,261	115,362	232,008		175,690

	(245,021)	(240,813)	(516,848)		(503,866)

OPERATING INCOME	135,451	41,587	358,916		26,323

OTHER INCOME AND EXPENSE
Interest expense - related	-	(481)	(209)		(1,064)
				$
NET INCOME FOR THE PERIOD	$135,451	$41,106	358,707		$25,259

Net Income Per Common Share				$
- Basic	$0.006	$0.002	$0.015		$0.001
- Diluted	$0.005	$0.002	0.014		$0.001

Weighted average number of common shares outstanding
- Basic	24,529,832	24,529,832	24,529,832		24,529,832
- Diluted	25,299,042	24,529,832	25,299,042		24,529,832

The accompanying notes are an integral part of these condensed financial statements.

BRINX RESOURCES LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE SIX-MONTHS PERIOD
	ENDED APRIL 30,
	2008	2007

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES

Net income	$358,707	$25,259

Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
Stock based compensation (note 8)	26,077	-
Depletion and accretion	145,130	264,150

Changes in assets and liabilities:
Decrease in accounts receivable	48,546	14,830
Increase (Decrease) in accounts payable and accrued liabilities	(85,445)	22,561
Interest accrued to related party notes	209	1,063
Increase in due to related party	3,829	179

Positive cash generated in the quarter	497,053	328,042

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES

Expenditures on oil and gas interests	(143,779)	(712,261)

Net cash (used) by investing activities	(143,779)	(712,261)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of loan to related party	(20,714)	(10,000)

Net cash (used) by financing activities	(20,714)	(10,000)

Net increase (decrease) in cash	332,560	(394,219)

Cash and cash equivalents, beginning of periods	42,257	436,547

Cash and cash equivalents, end of periods	$374,817	$42,328

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Assets retirement costs incurred	$(2,075)	$(3,436)

Assets retirement obligation incurred	$2,075	$3,436

Reduction in full cost pool due to change in estimated drilling costs	$48,760	$-

The accompanying notes are an integral part of these condensed financial statements.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended April 30, 2008
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

The accompanying condensed financial statements of the Company are unaudited.  In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation.  The results of operations for the six-month period ended April 30, 2008 are not necessarily indicative of the operating results for the entire year.  These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-KSB for the year ended October 31, 2007.

Except for the historical information contained in this Form 10-Q, this Form contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ materially from those discussed in this Report.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-KSB for the year ended October 31, 2007.

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
Period ended April 30, 2008
(Unaudited)

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

INCOME / (LOSS) PER SHARE
Basic income/ (loss) per share is computed based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have the dilutive effect on income/(loss) per share.  The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "as if converted method." The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method. The table below presents the computation of basic and diluted earnings per share for the six-month period ended April 30, 2008:

April 30, 2008
Basic earnings per share computation:
Income from continuing operations	$358,707
Basic shares outstanding	24,529,832
Basic earnings per share	$0.015

Diluted earnings per share computation:
Income from continuing operations	$358,707
Basic shares outstanding	24,529,832
Incremental shares from assumed conversions:
Stock options	200,000
Warrants	569,210
Diluted shares outstanding	25,299,042
Diluted earnings per share	$0.014

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended April 30, 2008
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

Six-month period ended April 30, 2008
Expected volatility	100.36%
Risk-free interest rate	4.5%
Expected life	2 years
Dividend yield	0.0%

2.           BASIS OF PRESENTATION AND LIQUIDITY

The accompanying condensed financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.  As shown in the accompanying condensed balance sheet, the Company has accumulated a deficit of $124,903 through April 30, 2008.  These factors among others raise substantial doubt that the Company will be able to continue in existence.  The Company’s financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to further its oil and gas production operations.  Management believes it will require additional funding to cover its anticipated costs and that such additional funding will be in the form of equity financing from the sale of the Company’s common stock.  However, there can be no assurances that such financing can be secured.

3.            ACCOUNTS RECEIVABLE

Accounts  receivable consists of revenues receivable from the operators of the  oil  and  gas  projects  for  the  sale  of oil  and gas by the operators  on their  behalf and are carried at net  receivable  amounts less an  estimate  for  doubtful  accounts.  Management considers all accounts receivable to be fully collectible at April 30, 2008 and October 31, 2007. Accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

	April 30, 2008	October 31, 2007
Accounts receivable	$232,954	$281,500
Less: allowance for doubtful account	-	-
	$232,954	$281,500

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended April 30, 2008
(Unaudited)

4.           OIL AND GAS INTERESTS

The Company holds the following oil and natural gas interests:

	April 30,	October 31,
	2008	2007
Owl Creek Project, Oklahoma	$1,979,563	$2,030,731
Three Sands Project, Oklahoma	1,029,967	920,278
Palmetto Point Project, Mississippi	420,000	420,000
Frio-Wilcox Prospect, Mississippi	400,000	400,000
PP F-12-2 and PP F-12-3, Mississippi Asset retirement cost	123,360 28,365	86,862 28,365
Less: Accumulated depletion and impairment	(1,786,422)	(1,643,367)
	$2,194,833	$2,242,869

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

On August 3, 2006, the Company completed the sale of 7.5% of the Isbill#1-36 well and future drill sites on the Owl Creek Project.  The Company retains a 42.5% working interest in the Project.  The agreement called for a one-time cash payment to the Company of $100,000 and for each party to be responsible for their portion of the cost to complete the Isbill#1-36 well and future exploration.  The Company retained a 70% interest in two spacing units of approximately160 acres and the two wells located on them and a third spacing unit of approximately 80 acres where the Company retained a 50% interest.  The 70% wells are the Johnson#1 and the producing well, the Powell #1.  The 50% well and associated spacing unit is the producing well, the Powell #2.

On March 15, 2007, the Company expended $403,675 on the Isbill#2-36 well.  The Company has a working interest of 42.5% and the well commenced production on April 4, 2007.  On October 19, 2007, the Company expended $238,784 on the Powell #3-25 well earning a working interest of 42.5%.  On November 9, 2007, the Powell #3-25 well was abandoned and $174,245 was transferred to the proven cost pool for depletion.  The unused estimated drilling costs were applied to other operating well costs.

Three Sands Project, Oklahoma
On October 6, 2005, the Company acquired a 40% working interest in Vector Exploration Inc.’s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs.  For the year ended October 31, 2006, the Company expended $530,081 in exploration costs.  In June 2007, the Company acquired a 40% working interest in the William #4-10 well for a total cost of $285,196 and paid a further $17,000 in costs relating to the well.  On March 19, 2008, the Company participated in the KC 80#1-11 well and paid $75,000 for the prepaid drilling costs.  During March and April 2008, the Company expended an additional amount of $48,763 for intangible and tangible costs for the KC 80#1-11 well.  The total cost of the Three Sands Project as at April 30, 2008 was $1,029,967.  The interests are located in Oklahoma.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended April 30, 2008
(Unaudited)

4.            OIL AND GAS INTERESTS (continued)

Palmetto Point Project, Mississippi
On February 28, 2006, the Company acquired a 10% working interest before production and 8.5% revenue interest after production in a 10 well program at Griffin & Griffin Exploration Inc.’s Palmetto Point Project for a total buy-in cost of $350,000.  On September 26, 2006, the Company acquired an additional two wells within this program for $70,000.  On October 1, 2007, the Company acquired a 10% working interest and participated in drilling two more wells within the Palmetto Point Project, the (PP F-12-2 and PP F-12-3 wells), at a cost of $69,862. On October 25, 2007, the Company paid $17,000 for a sidetrack, a deviation of the existing PP-F-12-3 well at an angle to reach additional targeted oil sands. On January 30, 2008, the Company incurred $36,498 in costs for workovers to install submersible pumps and subsequently paid on February 1, 2008.  The total cost of the Palmetto Point Project, to include costs for the PP F-12-2 and PP F-12-3 wells, is $543,360 as of April 30, 2008.  The interests are located in Mississippi.

Frio-Wilcox Project, Mississippi
On August 2, 2006, the Company signed a memorandum agreement with Griffin & Griffin LLC (the “Operator”) to participate in two proposed drilling programs located in Mississippi and Louisiana.  The Company acquired a 10% working interest in this project before production and a prorated reduced working interest after production based on the Operator’s interest portion.  The Company paid $400,000 for the interest.

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

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is an impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There were no impairment costs for the six-month periods ended April 30, 2008 or 2007, respectively.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $145,130 and $264,150 for the six-month periods ended April 30, 2008 and 2007, respectively.

Capitalized Costs
	April 30, 2008	October 31, 2007
Proved properties	$3,567,321	$3,575,064
Unproved properties	413,934	311,172
Total Proved and Unproved properties	3,981,255	3,886,236
Accumulated depletion expense	(1,364,070)	(1,221,015)
Impairment	(422,352)	(422,352)
Net capitalized cost	$2,194,833	$2,242,869

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended April 30, 2008
(Unaudited)

4.           OIL AND GAS INTERESTS (continued)

Results of Operations

Results of operations for oil and gas producing activities during the six-month period ended are as follows:

	April 30, 2008	April 30, 2007
Revenues	$875,764	$530,189
Production costs	(139,710)	(64,026)
Depletion and accretion	(145,130)	(264,150)
Results of operations (excluding corporate overhead)	$590,924	$202,013

5.           LOANS AND INTEREST PAYABLE TO RELATED PARTIES

All unsecured loans and accrued interest at 6%, previously outstanding at October 31, 2007 were paid in full on January 9, 2008.

	April 30, 2008	October 31, 2007
Loan repayable on December 31, 2007, bears interest at 6% per annum, and is unsecured	$-	$19,070
Total loans	-	19,070
Plus: accrued interest	-	2,606
Total loans and interest payable	-	21,676
Less: current portion	-	-
	$-	$21,676

Interest expense was $209 and $1,064 for the six-month periods ended April 30, 2008 and 2007, respectively.

6.            ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS 143 “Accounting for asset retirement obligations”.  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of April 30, 2008 and October 31, 2007, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No. 143.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended April 30, 2008
(Unaudited)

6.            ASSET RETIREMENT OBLIGATIONS (continued)

The information below reflects the change in the asset retirement obligations during the six-month period ended April 30, 2008 and year ended October 31, 2007:

	April 30,	October 31,
	2008	2007
Balance, beginning of period	$34,584	$28,847
Liabilities assumed	-	18,038
Revisions	-	(16,326)
Accretion expense	2,075	4,025
Balance, end of period	$36,659	$34,584

The reclamation obligation relates to the Kodesh and William wells at the Three Sands Property; the Powell #1, Powell #2, Johnson #1 and Isbill #2-36 wells at the Owl Creek Property; and the Palmetto Point Project and CMR-USA39-14 well at the Frio-Wilcox Project.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes in applicable laws and regulations.  Such changes will be recorded in the accounts of the Company as they occur.

7.            COMMON STOCK

PRIVATE PLACEMENTS
On December 28, 2005, the Company completed a 291,392 unit private placement at $1.75 per unit for gross proceeds of $509,936.  Each unit consisted of one share of common stock and one common stock purchase warrant exercisable at $2.25 per share, which expired on December 27, 2007.

On February 28, 2006, the Company completed a 100,000 unit private placement at $1.50 per unit for gross proceeds of $150,000.  Each unit consisted of one share of common stock and one common stock purchase warrant exercisable at $2.00 per share, which expired on February 27, 2008.

On March 15, 2006, the Company completed a 269,230 unit private placement at $1.30 per unit for gross proceeds of $349,999.  Each unit consisted of one share of common stock and one common stock purchase warrant exercisable at $1.80 per share, which expired on March 14, 2008.

On May 3, 2006, the Company completed an 184,600 unit private placement at $1.30 per unit for gross proceeds of $239,980. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable at $1.80 per share, which expired on May 2, 2008.

On July  31,  2006,  the  Company  completed  a  384,610  unit  private placement at $1.30 per unit for gross  proceeds of $499,993.  Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $1.80 per share, which expire on July 30, 2008.

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

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended April 30, 2008
(Unaudited)
7.           COMMON STOCK (continued)

STOCK OPTIONS (continued)
A summary of the changes in stock options for the six-month period ended April 30, 2008 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2007	-	$ -

Granted	200,000	0.24

Balance, April 30, 2008	200,000	$ 0.24

The Company has the following options outstanding and exercisable.

April 30, 2008	Options outstanding and exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted Average Exercise Price
$0.24	200,000	1.50 years	0.24

SHARE PURCHASE WARRANTS
Details of the share purchase warrants for the six-month period ended April 30, 2008 are summarized as follow:

Number of Warrants
Balance, October 31, 2007	1,229,832
Warrants expired during the period	(660,622)
Balance, April 30, 2008	569,210

            At April 30, 2008, the Company had the following share purchase warrants outstanding:

Amount	Exercise Price	Expiry Date
184,600	$1.80	May 2, 2008
384,610	$1.80	July 30, 2008
569,210	$1.80

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended April 30, 2008
(Unaudited)

8.           RELATED PARTY TRANSACTIONS

During the six-month periods ended April 30, 2008 and 2007, the Company entered into the following transactions with related parties:

a)
On January 9, 2008, the Company repaid the remaining $17,899 of the loans and the accrued interest of $2,815 to related party totaling $20,714.  The difference of $1,171 was due to exchange variations in the Canadian currency, accordingly, the outstanding loan was decreased by $1,171.

b)	Interest paid on loans payable to related parties totaled $2,815 and $6,524 for the six-month periods ended April 30, 2008 and April 30, 2007, respectively.

c)	The Company paid $27,300 (2007 - $30,000) in management fees and reimbursement of office space to the President of the Company.

d)	The Company paid $18,128 (2007 - $13,000) to Downtown Consulting, a related entity, for administration services.

e)	On November 2, 2007, the Company granted a non-qualified stock option with respect to 200,000 shares to the President. (see note 7 – Stock Options).

f)	The Company paid $10,000 (2007 - $ nil) in management fees to a director of the Company. There was $5,000 due to the director as of April 30, 2008.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent oil and gas company engaged in exploration, development and production of oil and natural gas. As production of these products continues, they will be sold to purchasers in the immediate area where the products are extracted.

Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims.   In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the six-month period ended April 30, 2008 or during the fiscal years ended October 31, 2007 or 2006.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

Our plan of operations is to continue to produce commercial quantities of oil and gas and to drill new exploratory and development wells and re-entries to test the oil and gas productive capabilities of our oil and gas properties.

The report of our independent auditors on our financial statements for the year ended October 31, 2007, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  Our accumulated deficit was $483,610 and $124,903 at October 31, 2007 and April 30, 2008, respectively. We need to generate additional revenues and successfully maintain and expand our current level of operations.  These factors raise substantial doubt about our ability to continue as a going concern.  We expect that we will require additional funding to cover these anticipated costs and that such additional funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to cover our oil and gas operations or our other working capital requirements.  We do not presently have any arrangements in place for any future equity financing.  We believe that debt financing will not be an alternative for our cash needs.

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

On October 19, 2007, we expended $238,784 on Powell #3-25 well.  On November 9, 2007, Powell #3-25 was abandoned and $174,245 was transferred to the proven cost pool for depletion.  The unused estimated drilling costs were applied to other operating well costs.  As of April 30, 2008, our total costs associated with the Owl Creek Project are $1,979,563.

Operations.  During the three-month period ended April 30, 2008, 7,809 Bbls of oil and 2,342 MCF of natural gas were produced at the Owl Creek Project.

We completed the Powell #1 well on the Owl Creek Prospect in early February 2006.  As of the date of this filing, the Powell #1 well has produced 1,280 Bbl of oil and 8,227 MCF of natural gas. The well is currently shut in and may be converted to a saltwater disposal well in the near future.

We completed drilling the Powell #2 well in June 2006.  In April 2007, the Powell #2 well was placed on a submersible pump.  As of April 30, 2008, the Powell #2 well has produced 74,208 Bbl of oil and 22,886 MCF of natural gas.  As of the date of this filing, the Powell #2 is averaging 70 Bbls of oil and 24 MCF of natural gas per day.

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

We commenced drilling of the Isbill #2 well, a direct offset well to the Powell #2, in February 2007. The Isbill #2 well reached a total depth of 5,700 feet in mid-March 2007.  The Isbill #2 well was successfully completed and was placed into production in April 2007. As of April 30, 2008, the Isbill #2 well has produced 16,540 Bbls of oil and 4,945 MCF of natural gas through October 31, 2007 and as of the date of this filing is averaging 42 Bbls of oil and 12 MCF of natural gas per day.

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

Three Sands Project

Acquisitions and Sales of Oil and Gas Interests.   On October 6, 2005, we acquired a 40% working interest in Vector Exploration Inc.’s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs (the “Three Sands Project”).  Our working interest in the Three Sands Project includes leasehold interests, one high-volume saltwater disposal well, one re-entry production well, and three drilled wells.  We also participate in drilling operations and related costs, in proportion to our working interest.  The Three Sands Project is located in Oklahoma.

During the year ended October 31, 2006, we expended $530,081 in exploration costs for the Three Sands Project.  In June 2007, we acquired a 40% working interest in the William #4-10 well for a total cost of $285,196 and paid a further $17,000 in costs relating to the well.  On March 19, 2008, we participated in the KC 80#1-11 well and paid $75,000 for prepaid drilling costs.  During March and April 2008, we expended an additional $48,763 for intangible and tangible costs for the KC 80#1-11 well.

As of April 30, 2008, our total costs associated with the Three Sands Project are $1,029,967.

Operations.  During the three-month period ended April 30, 2008, 599 Bbls of oil and 2,739 MCF of natural gas were produced at the Three Sands Project.

 Drilling of the Kodesh #1 disposal well was completed on October 3, 2005, and drilling of the Kodesh #2 well was completed on October 23, 2005. Completion and equipping of these wells took place during mid-December 2005 through early January 2006.

The Kodesh #2 well continues to produce oil on a daily basis, but is no longer producing natural gas. As of April 30, 2008, it has produced 3,114 Bbls of oil and 4,086 MCF of natural gas.

During January 2007, we re-entered the Dye Estate #1 well.  Production of natural gas from the Dye Estate #1 well commenced in mid-August 2007.  As of April 30, 2008, the Dye Estate #1 well has produced 1,630 MCF of natural gas and as is averaging natural gas production of 6 MCF per day. Water from the Dye Estate #1 well is being disposed in the Kodesh #1 disposal well.

We commenced drilling the William #4-10 well in early June 2007, reaching a total depth of 4,810 feet in mid-June 2007.  Electric and radiation logs indicated that the William #4-10 well contained four potential commercial pay zones, the Wilcox Sand, Mississippi Lime, Layton Sand and the Tonkawa Sand.  Completion of the lowest zone, the Wilcox Sand, occurred in mid-August 2007.  Production from the William #4-10 well started in mid-October 2007. Initial production rates from the William #4-10 well averaged 3.5 Bbls of oil and 10 MCF of natural gas per day.  During January 2008, we moved up the hole and perforated and fracture treated the Mississippi Lime Formation, increasing daily production to seven Bbls of oil and 25 MCF of natural gas.  As of April 30, 2008, the Williams #4-10 has produced 757 Bbls of oil and 3,575 MCF of natural gas.

Drilling commenced on the KC 80 #1-11 well at the Three Sands Project in mid-February 2008 and reached total depth of 4,720 feet by the end of February 2008.  The KC 80 #1-11 has been surveyed with radiation and electrical logs.  The primary target for the well is the upper Mississippian Limestone and Chat Formation. The KC-80 well’s logs indicate significant thickness of Chat and upper Mississippi Limestone with good porosity, permeability, and hydrocarbon shows.

Completion of the KC 80 #1-11 well started in late April 2008.  The lowest pay zone, the Mississippian was acidized and partially fracture treated.  As of April 30, 2008, the KC 80 #1-11 well is producing at a rate of 60 Bbls of oil and 100 MCF of natural gas daily.

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

As of April 30, 2008, our total costs associated with the Palmetto Point Project, to include our costs for the PP F-12-2 and PP F-12-3 wells, are $543,360.

Operations.  During the three-month period ended April 30, 2008, 4,304 Bbls of oil and 12,753 MCF of natural gas were produced at the Palmetto Point Project.

As of April 30, 2008, Griffin & Griffin, operator of the Palmetto Point Project, drilled all ten of the wells in the Palmetto Point Project.  Eight of the wells were successful and two were dry holes, which were not completed.  Seven of the eight successful wells have been completed and are currently producing.  One of the eight wells, the PP F-12, was completed as a flowing oil well in early October, 2007.  The PP F-12 well flowed oil at rates of over 100 Bbls of oil per day and in December 2007 was offset by two additional wells, the PP F-12-2 and PP F-12-3.  The PP F-12-2 was a dry hole and the PP F-3 was completed as a flowing oil well. Additionally, we commenced production at the PP F-6B and PP F52-A wells in October 2007.  In December 2007, the PP F52-A well started producing oil along with the natural gas, flowing naturally.  However, the well ceased flowing during the first quarter of fiscal 2008 and as a result, will be placed on a pump during the third calendar quarter of 2008.

As of April 30, 2008, our completed oil and gas wells at the Palmetto Point Project have had total production of 197,819 MCF of natural gas and 19,451 Bbls of oil.  However, the current average daily production rate at the Palmetto Point Project has dropped to 114 MCF per day of natural gas and 35 Bbls of oil per day (from   450 MCF per day of natural gas and 85 Bbls of oil per day at January 31, 2008).  This decrease is a direct result of flooding due to unseasonably heavy rains and snow melt at the Palmetto Point Project.

Both the PP F-12 PP F-3 oil well locations and several of our gas well locations have been flooded at the Palmetto Point Project.  Prior to the flooding, we had partly completed work to install submersible pumps at each well, however, the work could not be completed before the locations were flooded.  There has been virtually no damage to our surface equipment located at the well heads, as our batteries and other production facilities are located above the flood waters.  Thus far, the only damage has been to our recent lost production because the well had to be shut-in.  We do not believe that the flooding will adversely affect future oil recovery from these wells.  We expect the flood waters to recede by mid-summer 2008 and intend to resume full production by mid-August of 2008.

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

Operations.  During the three-month period ended April 30, 2008, 43,107 MCF of natural gas was produced at the Mississippi Frio-Wilcox Joint Venture.

Nine wells were drilled on the Mississippi Frio-Wilcox Joint Venture, of which, five wells were initially deemed successful and four wells were dry holes and were not completed.  One of the five wells initially deemed to be successful was the BR F-24.  However, subsequent testing of the BR F-24 indicated that it was not commercially viable and the well was plugged and abandoned in 2007.  The four remaining successful wells were the Faust #1, USA 39-14, USA 1-37 and the BR F-33.  The USA 39-14 and BR f-30 have been completed and are now also producing natural gas.  As of April 30, 2008, these three wells have produced 128,347 MCF of natural gas and are currently averaging a combined daily flow of 505 MCF per day of natural gas.  No further exploration wells are currently planned for this project.

Mineral Interests

Antelope Pass

In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the three month period ended April 30, 2008 or during the fiscal years ended October 31, 2007 or 2006.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

Results of Operations

Three months ended April 30, 2008 compared to the three months ended April 30, 2007.

We realized revenues of $380,472 during the three months ended April 30, 2008, compared with $282,400 during the three months ended April 30, 2007, an increase of $98,072, due to our increased oil and gas production as well as increased oil and natural gas prices.  During the three-month period ended April 30, 2008, 12,712 Bbls of oil and 61,021 MCF of natural gas were produced at our oil and gas properties.  However, we can provide no assurance that we will continue to produce commercially exploitable levels of oil and gas resources on our properties, or if additional resources are discovered, that we will enter into commercial production of such oil and gas properties.

For the three months ended April 30, 2008, our net income was $135,451, compared with $41,106 for the three months ended April 30, 2007, an increase of $94,345.  The increase of our net income was largely attributable to the increase in our revenues and the decrease of our direct costs as a percentage of revenues.

We incurred direct costs of $245,021 during the three months ended April 30, 2008, compared with $240,813 during the three months ended April 30, 2007, an increase of $4,208.  Our depletion and accretion costs were $62,075 during the three months ended April 30, 2008, compared with $82,384 during the three months ended April 30, 2008, a decrease of $20,309.  The decrease in our depletion costs is related to an increase in our reserves. We use the reserve report prepared during the last quarter of fiscal 2007 to calculate depletion on a quarterly basis for the following year.  The reserve report indicated that our reserves increased relative to prior periods, which resulted in lower depletion for the current quarter.

Our general and administrative costs decreased to $110,261 for the three months ended April 30, 2008, from $115,362 for the three months ended April 30, 2007.

The decreases in our depletion and accretion costs and general and administrative costs were offset by an increase in our production costs.  Our production costs during the three months ended April 30, 2008 were $72,685, compared with $43,067 during the three months ended April 30, 2007, an increase of $29,618, all directly attributable to our increased oil and gas activities.

Our accumulated deficit through April 30, 2008 was $124,903.

Six months ended April 30, 2008 compared to the six months ended April 30, 2007.

We realized revenues of $875,764 during the six months ended April 30, 2008, compared with $530,189 during the six months ended April 30, 2007, an increase of $345,575, due to our increased oil and gas production as well as increased oil and natural gas prices. However, we can provide no assurance that we will continue to produce commercially exploitable levels of oil and gas resources on our properties, or if additional resources are discovered, that we will enter into commercial production of such oil and gas properties.

For the six months ended April 30, 2008, our net income was $358,707, compared with $25,259 for the six months ended April 30, 2007, an increase of $333,448.  The increase of our net income was largely attributable to the increase in our revenues and the decrease of our direct costs as a percentage of revenues.

We incurred direct costs of $516,848 during the six months ended April 30, 2008, compared with $503,866 during the six months ended April 30, 2007, an increase of $12,982.  Our depletion and accretion costs were $145,130 during the six months ended April 30, 2008, compared with $264,150 during the six months ended April 30, 2008, a decrease of $119,020.   The decrease in our depletion costs is related to an increase in our reserves. We use the reserve report prepared during the last quarter of fiscal 2007 to calculate depletion on a quarterly basis for the following year.  The reserve report indicated that our reserves increased relative to prior periods, which resulted in lower depletion for the current quarter.

The decrease in our depletion and accretion costs was offset by an increase in our production costs and general and administrative costs.  Our production costs during the six months ended April 30, 2008 were $139,710, compared with $64,026 during the six months ended April 30, 2007, an increase of $75,684, all directly attributable to our increased oil and gas activities.  Our general and administrative costs increased to $232,008 for the six months ended April 30, 2008, from $175,690 for the six months ended April 30, 2007, an increase of $56,318.  The increase in our general and administrative costs was largely attributable to an increase in costs associated with professional legal and accounting services necessary as a reporting issuer under the Securities Exchange Act of 1934 and stock based compensation costs of $26,077.

Liquidity and Capital Resources

As of April 30, 2008, we had cash of $374,817 and working capital of $542,497, compared to cash of $42,257 and working capital of $107,602 as of October 31, 2007.  Our accounts receivable decreased to $232,954 at April 30, 2008, compared with $281,500 at October 31, 2007, a decrease of $48,546.

During the six months ended April 30, 2008, net cash provided by operating activities increased to $497,053, compared with $328,042 during the six months ended April 30, 2007, an increase of $169,011, largely due to our increased oil and gas production.

Net cash used by investing activities during the six months ended April 30, 2008 was $143,779, compared with $712,261 during the six months ended April 30, 2007, a decrease of $568,482.  This decrease is largely due to lessened acquisition activity in fiscal 2008 compared to fiscal 2007.

We used cash of $20,714 for financing activities during the six months ended April 30, 2008, compared with $10,000 during the six months ended April 30, 2007.  We had no proceeds from the sale of our common stock during the six months ended April 30, 2008 or 2007, respectively.

Off-Balance Sheet Arrangements

As of April 30, 2008, we did not have any off-balance sheet arrangements.

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

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q as well as statements made by us in periodic press releases and oral statements made by our officials to analysts and shareholders in the course of presentations about the company, constitute “forward-looking statements”.   Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements.  Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) government regulations particularly those related to the natural resources industries; (5) required accounting changes; (6) disputes or claims regarding our property interests; and (7) other factors over which we have little or no control.

Going Concern

The report of our independent auditors on the financial statements for the year ended October 31, 2007, included an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  Additionally, our accumulated deficit through April 30, 2008 was $124,903.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  There can be no assurance that we will be able to obtain additional funding to engage in further exploration of our oil and gas properties nor is there assurance that our operations will continue to be profitable.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T.              Controls and Procedures

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

In conducting his evaluation concerning the current three-month period ended April 30, 2008, our sole officer considered the previous determination that there was a material weakness in our internal controls over financial reporting in connection with our three-month period ended January 31, 2008.  Although we are not required to segregate the principal executive officer and principal financial officer functions and we are not required to have an audit committee, our sole officer concluded that because our sole officer serves in both of these functions and we do not have an audit committee, we had a material weakness in our internal controls, and further, design and operation of our disclosure controls and procedures were not effective as of January 31, 2008.

Further, based on his evaluation concerning the three-month period ended April 30, 2008, our sole officer concluded that the underlying causes concerning a material weakness in our internal controls, as well as the determination that that the design and operation of our disclosure controls and procedures were not effective, remained unresolved. As a result, our sole officer has concluded that we had a material weakness in our internal controls and the design and operation of our disclosure controls and procedures were not effective as of the end of the period covered by this report, April 30, 2008.  Our sole officer considered various mitigating factors in making his determination.  There were no changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of evaluation.  Further, our sole officer also noted that we are still evaluating changes in our internal controls in response to the requirements of Sarbanes Oxley §404.  During the remainder of fiscal 2008, we will implement appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.                 Legal Proceedings

None.

Item 1A.              Risk Factors

Not required for smaller reporting companies.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Submission of Matters to a Vote of Security Holders

None.

Item 5.                 Other Information

Not applicable

Item 6.                 Exhibits.

Regulation S-X Number	Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Change Pursuant to NRS 78.209 (2)

31.1	Rule 15d-14(a) Certification

Regulation S-X Number	Exhibit

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1, file number 333-102441.

(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated September 26, 2004, filed September 27, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINX RESOURCES LTD.
(Registrant)

Date: June 13, 2008	By:	/s/ Leroy Halterman
Leroy Halterman
President, Secretary & Treasurer
(principal executive and financial officer)