Form 10-Q
period 2008-07-31
BRINX RESOURCES LTD
filed 2008-09-12
CIK 1212641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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
[  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  24,529,832 shares of Common Stock, $0.001 par value, as of August 31, 2008

BRINX RESOURCES LTD.

BRINX RESOURCES LTD.
CONDENSED BALANCE SHEETS
	JULY 31	OCTOBER 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$476,272	$42,257
Accounts receivable	463,460	281,500

Total current assets	939,732	323,757

Undeveloped mineral interests, at cost	811	811

Oil and gas interests, full cost method of accounting,
net of accumulated depletion	2,269,656	2,242,869

Total assets	$3,210,199	$2,567,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$272	$194,479
Loans and interest payable to related parties	-	21,676
Due to related party	-	-

Total current liabilities	272	216,155

Asset retirement obligations	37,697	34,584

Total liabilities	37,969	250,739

Commitments and contingencies

Stockholders' equity
Preferred stock - $0.01 par value; authorized - 1,000,000 shares
Issued - none	-	-

Common stock - $0.001 par value; authorized - 100,000,000 shares
Issued and outstanding - 24,529,832 shares	24,530	24,530

Capital in excess of par value	2,801,855	2,775,778

Retained earnings / (Deficit)	345,845	(483,610)

Total stockholders' equity	3,172,230	2,316,698

Total liabilities and stockholders' equity	$3,210,199	$2,567,437

The accompanying notes are an integral part of these condensed financial statements.

BRINX RESOURCES LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS PERIOD ENDED		FOR THE NINE MONTHS PERIOD ENDED
	JULY 31		JULY 31
	2008	2007	2008	2007

REVENUES	$772,984	$552,042	$1,648,748	$1,082,231

DIRECT COSTS
Production costs	50,683	43,425	190,393	107,451
Depletion and accretion	107,155	359,949	252,285	624,099
General and administrative	144,398	90,449	376,406	266,139

	(302,236)	(493,823)	(819,084)	(997,689)

OPERATING INCOME	470,748	58,219	829,664	84,542

OTHER INCOME AND EXPENSE
Interest expense - related	-	(507)	(209)	(1,571)

NET INCOME FOR THE PERIOD	$470,748	$57,712	$829,455	$82,971

Net Income Per Common Share
- Basic	$0.019	$0.002	$0.034	$0.003
- Diluted	$0.019	$0.002	$0.034	$0.003

Weighted average number of common shares outstanding
- Basic	24,529,832	24,529,832	24,529,832	24,529,832
- Diluted	24,729,832	24,529,832	24,729,832	24,529,832

The accompanying notes are an integral part of these condensed financial statements.

BRINX RESOURCES LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTHS PERIOD
	ENDED JULY 31,
	2008	2007

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES

Net income	$829,455	$82,971

Adjustments to reconcile net income to net cash provided
(used) by operating activities:
Stock based compensation (note 8)	26,077	-
Depletion and accretion	252,285	624,099

Changes in working capital:
Decrease (increase) in accounts receivable	(181,960)	(104,334)
Increase (Decrease) in accounts payable and accrued liabilities	(194,207)	54,956
Interest accrued to related party notes	209	1,571
Increase in due to related party	(1,171)	805

Positive cash generated in the quarter	730,688	660,068

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES

Expenditures on oil and gas interests	(275,959)	(1,068,894)

Net cash (used) by investing activities	(275,959)	(1,068,894)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of loan to related party	(20,714)	(10,000)

Net cash provided (used) by financing activities	(20,714)	(10,000)

Net increase (decrease) in cash	434,015	(418,826)

Cash and cash equivalents, beginning of periods	42,257	436,547

Cash and cash equivalents, end of periods	$476,272	$17,721

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Assets retirement costs incurred	$-	$(5,858)

Assets retirement obligation incurred	$-	$5,858

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

The accompanying condensed financial statements of the Company are unaudited.  In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation.  The results of operations for the nine-month period ended July 31, 2008 are not necessarily indicative of the operating results for the entire year.  These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-KSB for the year ended October 31, 2007.

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

INCOME / (LOSS) PER SHARE

Basic income/ (loss) per share is computed based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have the dilutive effect on income/(loss) per share.  The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "as if converted method." The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method.  The table below presents the computation of basic and diluted earnings per share for the nine-month period ended July 31, 2008:

July 31, 2008
Basic earnings per share computation:
Income from continuing operations	$829,455
Basic shares outstanding	24,529,832
Basic earnings per share	$0.034

Diluted earnings per share computation:
Income from continuing operations	$829,455
Basic shares outstanding	24,529,832
Incremental shares from assumed conversions:
Stock options	200,000
Warrants	-
Diluted shares outstanding	24,729,832
Diluted earnings per share	$0.034

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

EQUITY BASED COMPENSATION

Effective November 1 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share Based Payment”, using the modified prospective method as described in SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Nine-month period ended July 31, 2008
Expected volatility	100.36%
Risk-free interest rate	4.5%
Expected life	2 years
Dividend yield	0.0%

2.	BASIS OF PRESENTATION AND LIQUIDITY

The accompanying condensed financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.  As shown in the accompanying condensed balance sheet, the Company has retained earnings of $345,845 through July 31, 2008.  The Company has had losses in prior years and the Company may not have sufficient cash flow to support future operations.  These factors among others raise substantial doubt that the Company will be able to continue in existence.  The Company’s financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to further its oil and gas production operations.  Management believes it will require additional funding to cover its anticipated costs and that such additional funding will be in the form of equity financing from the sale of the Company’s common stock.  However, there can be no assurances that such financing can be secured.

3.         ACCOUNTS RECEIVABLE

Accounts  receivable consists of revenues receivable from the operators of the  oil  and  gas  projects  for  the  sale  of oil  and gas by the operators  on their  behalf and are carried at net  receivable  amounts less an  estimate  for  doubtful  accounts.  Management considers all accounts receivable to be fully collectible at July 31, 2008 and October 31, 2007.  Accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

	July 31, 2008	October 31, 2007
Accounts receivable	$463,460	$281,500
Less: allowance for doubtful account	-	-
	$463,460	$281,500

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4.	OIL AND GAS INTERESTS

The Company holds the following oil and natural gas interests:

	July 31, 2008	October 31, 2007
Owl Creek Project, Oklahoma	$1,998,853	$2,030,731
Three Sands Project, Oklahoma	1,191,617	920,278
Palmetto Point Project, Mississippi	420,000	420,000
Frio-Wilcox Prospect, Mississippi	400,000	400,000
PP F-12-2 and PP F-12-3, Mississippi	123,360	86,862
Asset retirement cost	28,365	28,365
Less: Accumulated depletion and impairment	(1,892,539)	(1,643,367)
	$2,269,656	$2,242,869

Owl Creek Project, Oklahoma
On August 10, 2005, the Company acquired a 70% working interest in Ranken Energy Corporation’s Owl Creek Project for a total buy-in cost of $211,750 plus dry hole costs.  The interest is located in Oklahoma.

On June 1, 2006, the Company completed the sale of 20% of the Powell #2 well and future drill sites on the Owl Creek Project.  The Company retains a 50% working interest in the Project.  The agreement called for a one time cash payment to the Company of $300,000 and for each party to be responsible for its portion of the cost to complete the Powell #2 well and future drill sites.  The Company retained a 70% interest in two spacing units of approximately 160 acres and the two wells located on them.  These wells are the Johnson#1 and the producing well, the Powell #1.

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

On March 15, 2007, the Company expended $403,675 on Isbill#2-36 well.  The Company has a working interest of 42.5% and the well commenced production on April 4, 2007.  On October 19, 2007, the Company expended $238,784 on the Powell #3-25 well earning a working interest of 42.5%.  On November 9, 2007, Powell #3-25 was abandoned and $174,245 was transferred to the proven cost pool for depletion.  The unused estimated drilling costs were applied to other operating well costs.

Three Sands Project, Oklahoma
On October 6, 2005, the Company acquired a 40% working interest in Vector Exploration Inc’s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs.  For the year ended October 31, 2006, the Company expended $530,081 in exploration costs.  In June 2007, the Company acquired a 40% working interest in William #4-10 well for a total cost of $285,196 and paid a further $17,000 in costs relating to the well.  On March 19, 2008, the Company participated in the KC 80#1-11 well and paid $75,000 for the prepaid drilling costs.  During March and April 2008, the Company expended an additional amount of $48,763 for the intangible and tangible costs, and $161,650 during May to July 2008 for the KC 80#1-11 well.  The total cost of the Three Sands Project as at July 31, 2008 was $1,191,617.  The interests are located in Oklahoma.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4.           OIL AND GAS INTERESTS (continued)

Palmetto Point Project, Mississippi
On February 28, 2006, the Company acquired a 10% working interest before production and 8.5% revenue interest after production in a 10 well program at Griffin & Griffin Exploration Inc.’s Palmetto Point Project for a total buy-in cost of $350,000.  On September 26, 2006, the Company acquired an additional two wells within this program for $70,000.  On October 1, 2007, the Company acquired a 10% working interest and participated in drilling two more wells within the Palmetto Point Project, the (PP F-12-2 and PP F-12-3 wells), at a cost of $69,862. On October 25, 2007, the Company paid $17,000 for a sidetrack, a deviation of the existing PP-F-12-3 well at an angle to reach additional targeted oil sands. On January 30, 2008, the Company incurred $36,498 for workovers to install submersible pumps and subsequently paid on February 1, 2008.  The total cost of the Palmetto Point Project, to include costs for the PP F-12-2 and PP F-12-3 wells, is $543,360 as of July 31, 2008.  The interests are located in Mississippi.

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

Impairment
Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is an impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There was no impairment cost for the nine-month periods ended July 31, 2008 or 2007, respectively.

Depletion
Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $249,172 and $621,257 for the nine-month periods ended July 31, 2008 and 2007, respectively.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4.	OIL AND GAS INTERESTS (continued)

Capitalized Costs
	July 31, 2008	October 31, 2007
Proved properties	$3,866,023	$3,575,064
Unproved properties	296,172	311,172
Total Proved and Unproved properties	4,162,195	3,886,236
Accumulated depletion expense	(1,470,187)	(1,221,015)
Impairment	(422,352)	(422,352)
Net capitalized cost	$2,269,656	$2,242,869

Results of Operations
Results of operations for oil and gas producing activities during the nine months period ended are as follows:

	July 31, 2008	July 31, 2007
Revenues	$1,648,748	$1,082,231
Production costs	(190,393)	(107,451)
Depletion and accretion	(252,285)	(624,099)
Results of operations(excluding corporate overhead)	$1,206,070	$350,681

5.           LOANS AND INTEREST PAYABLE TO RELATED PARTIES

The unsecured loans and accrued interest at 6%, previously outstanding at October 31, 2007 was paid in full on January 9, 2008.

	July 31, 2008	October 31, 2007
Loan repayable on December 31, 2007, bears interest at 6% per annum, and is unsecured	$-	$19,070
Total loans	-	19,070
Plus: accrued interest	-	2,606
Total loans and interest payable	-	21,676
Less: current portion	-	-
	$-	$21,676

Interest expensed was $209 and $1,571 for the nine-month periods ended July 31, 2008 and 2007, respectively.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6.           ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS 143 “Accounting for asset retirement obligations”.  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of July 31, 2008 and October 31, 2007, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No. 143.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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

The information below reflects the change in the asset retirement obligations during the nine-month period ended July 31, 2008 and year ended October 31, 2007:

	July 31, 2008	October 31, 2007
Balance, beginning of period	$34,584	$28,847
Liabilities assumed	-	18,038
Revisions	-	(16,326)
Accretion expense	3,113	4,025
Balance, end of period	$37,697	$34,584

The reclamation obligation relates to the Kodesh and William wells at the Three Sands Property; the Powell#1, Powell#2, Johnson#1 and Isbill#2-36 wells at the Owl Creek Property; and the Palmetto Point Project and CMR-USA39-14 well at the Frio-Wilcox Project.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes in applicable laws and regulations.  Such changes will be recorded in the accounts of the Company as they occur.

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

On May 3, 2006, the Company completed an 184,600 unit private placement at $1.30 per unit for gross proceeds of $239,980. Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $1.80 per share, which expire on May 2, 2008.

On July  31,  2006,  the  Company  completed  a  384,610  unit  private placement at $1.30 per unit for gross  proceeds of $499,993.  Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $1.80 per share, which expired on July 30, 2008.

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

A summary of the changes in stock options for the nine-month period ended July 31, 2008 is presented below:
	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2007	-	$-
Granted	200,000	0.24
Balance, July 31, 2008	200,000	$0.24

           The Company has the following options outstanding and exercisable.

July 31, 2008	Options outstanding and exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted Average Exercise Price
$0.24	200,000	1.25 years	0.24

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7.        COMMON STOCK (continued)

SHARE PURCHASE WARRANTS
Details of the share purchase warrants for the nine-month period ended July 31, 2008 are summarized as follows:

Number of Warrants
Balance, October 31, 2007	1,229,832
Warrants expired during the period	(1,229,832)
Balance, July 31, 2008	-

8.         RELATED PARTY TRANSACTIONS

During the nine-month periods ended July 31, 2008 and 2007, the Company entered into the following transactions with related parties:

a)
On January 9, 2008, the Company repaid the remaining $17,899 of the loans and the accrued interest of $2,815 to related party totaling $20,714.  The difference of $1,171 was due to exchange variations in the Canadian Currency; accordingly, the outstanding loan was decreased by $1,171.

b)	Interest expense on loans payable to related parties totaled $2,815 and $7,030 for the nine-month periods ended July 31, 2008 and July 31, 2007 respectively.

c)	The Company paid $44,925 (2007 - $44,100) in management fees and reimbursement of office space to the President of the Company.

d)	The Company paid $33,128 (2007 - $19,600) to Downtown Consulting, a related entity, for administration services, and $12,084 (2007 - $ nil) for consulting.

e)	On November 2, 2007, the Company granted a non-qualified stock option with respect to 200,000 shares to the President. (see note 7 - Stock Options)

f)	The Company paid $25,000 (2007 - $ nil) in management fees to the director of the Company.

9.	INCOME TAXES

Income tax expense (benefit) for the nine months ended July 31, 2008 and for the year ended October 31, 2007 consists of the following:

	July 31, 2008	October 31, 2007
Current Taxes	$-	$-
Deferred Taxes	779,936	276,713
Less: valuation allowance	(779,936)	(276,713)
Net income tax provision (benefit)	$-	$-

BRINX RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9.	INCOME TAXES (continued)

The effective income tax rate for nine months ended July 31, 2008 and the year ended October 31, 2007 differs from the U.S. Federal statutory income tax rate due to the following:

	July 31	October 31
	2008	2007
Federal statutory income tax rate	(34.0%)	(34.0%)
State income taxes, net of federal benefit	(3.91%)	(3.91%)
Permanent differences in debt	0%	0.00%
Increase in valuation allowance	37.91%	37.91%
Net income tax provision (benefit)	—	—

The components of the deferred tax assets and liabilities as of July 31, 2008 and as of October 31, 2007 and 2006 are as follows:

	July 31	October 31
	2008	2007
Deferred tax assets:
Federal and state net operating loss carryovers	$679,446	$679,446
Excess percentage depletion	208,674	114,915
Asset Retirement liability	14,291	13,111
Exploration Costs	0	0
Stock – based compensation	0	0
Accrued Interest	0	0
Deferred tax asset	$903,041	$807,472

Deferred tax liabilities:
Intangible drilling costs and other exploration costs
Capitalized for financial reporting purposes	(123,105)	(530,759)
Net deferred tax asset	779,936	276,713
Less: valuation allowance	(779,936)	(276,713)
Deferred tax liability	$—	$—

The Company has a $1,792,195 net operating loss carryover as of October 31, 2007. The net operating losses may offset against taxable income through the year ended October 31, 2027. A portion of the net operating loss carryovers begin expiring in 2021.

The Company has provided a valuation allowance for the deferred tax asset at July 31, 2008 and October 31, 2007 as the likelihood of the realization of the tax benefit of the net operating loss carry forward cannot be determined. The valuation allowance increased by approximately $503,223 for the nine months ended July 31, 2008.

10.	SUBSEQUENT EVENTS

On August 29, 2008, the Company sold its working interests in the Owl Creek Project to an unrelated third party for $3,068,685.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent oil and gas company engaged in exploration, development and production of oil and natural gas. As production of these products continues, they will be sold to purchasers in the immediate area where the products are extracted.

Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims.   In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the nine-month period ended July 31, 2008 or during the fiscal years ended October 31, 2007 and 2006.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

Our plan of operations is to continue to produce commercial quantities of oil and gas and to drill new exploratory and development wells and re-entries to test the oil and gas productive capabilities of our oil and gas properties.

The report of our independent auditors on our financial statements for the year ended October 31, 2007, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  Our accumulated deficit was $483,610 at October 31, 2007. We had retained earnings of $345,845 at July 31, 2008.  We need to generate additional revenues and successfully maintain and expand our current level of operations.  These factors raise substantial doubt about our ability to continue as a going concern.  We expect that we will require additional funding to cover these anticipated costs and that such additional funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to cover our oil and gas operations or our other working capital requirements.  We do not presently have any arrangements in place for any future equity financing.  We believe that debt financing will not be an alternative for our cash needs.

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

On October 19, 2007, we expended $238,784 on Powell #3-25 well.  On November 9, 2007, Powell #3-25 was abandoned and $174,245 was transferred to the proven cost pool for depletion.  The unused estimated drilling costs were applied to other operating well costs.  As of July 31, 2008, our total costs associated with the Owl Creek Project are $1,998,853.

On August 29, 2008, we sold our working interests in the Owl Creek Project to an unrelated third party for $3,068,685.

Operations.  During the three-month period ended July 31, 2008, 8,327 Bbls of oil and 2,757 MCF of natural gas were produced at the Owl Creek Project.

We completed the Powell #1 well on the Owl Creek Prospect in early February 2006.  As of the date of this filing, the Powell #1 well has produced 1,280 Bbl of oil and 8,227 MCF of natural gas. The well is currently shut in and may be converted to a saltwater disposal well in the near future.

We completed drilling the Powell #2 well in June 2006.  In April 2007, the Powell #2 well was placed on a submersible pump.  As of July 31, 2008, the Powell #2 well has produced 79,933 Bbl of oil and 24,938 MCF of natural gas.  As of the date of this filing, the Powell #2 is averaging 50 Bbls of oil and 22 MCF of natural gas per day.

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

We commenced drilling of the Isbill #2 well, a direct offset well to the Powell #2, in February 2007. The Isbill #2 well reached a total depth of 5,700 feet in mid-March 2007.  The Isbill #2 well was successfully completed and was placed into production in April 2007.   In July of 2008 production of oil and gas from the Isbill declined and almost stopped.  After trying several chemical treatments a small fracture treatment was performed on the well.  This treatment was successful and actually increased production rates from those prior to the treatment. As of July 1, 2008, the Isbill #2 well has produced 19,142 Bbls of oil and 5,650 MCF of natural gas through July 31, 2008 and as of the date of this filing is averaging 42 Bbls of oil and 12 MCF of natural gas per day.

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

During the year ended October 31, 2006, we expended $530,081 in exploration costs for the Three Sands Project.  In June 2007, we acquired a 40% working interest in the William #4-10 well for a total cost of $285,196 and paid a further $17,000 in costs relating to the well.  On March 19, 2008, we participated in the KC 80#1-11 well and paid $75,000 for prepaid drilling costs.  During March and April 2008, we expended an additional $48,763 for intangible and tangible costs, and $161,650 from May to July 2008 for the KC 80#1-11 well.

As of July 31, 2008, our total costs associated with the Three Sands Project are $1,191,617.

Operations.  During the three-month period ended July 31, 2008, 1,732 Bbls of oil and 7,203 MCF of natural gas were produced at the Three Sands Project.

 Drilling of the Kodesh #1 disposal well was completed on October 3, 2005, and drilling of the Kodesh #2 well was completed on October 23, 2005. Completion and equipping of these wells took place during mid-December 2005 through early January 2006.

The Kodesh #2 well continues to produce oil on a daily basis, but is no longer producing natural gas. As of July 31, 2008, it has produced 3,377 Bbls of oil and 4,086 MCF of natural gas.

During January 2007, we re-entered the Dye Estate #1 well.  Production of natural gas from the Dye Estate #1 well commenced in mid-August 2007.  As of July 31, 2008, the Dye Estate #1 well has produced 2,371 MCF of natural gas and as is averaging natural gas production of 6 MCF per day. Water from the Dye Estate #1 well is being disposed in the Kodesh #1 disposal well.

We commenced drilling the William #4-10 well in early June 2007, reaching a total depth of 4,810 feet in mid-June 2007.  Electric and radiation logs indicated that the William #4-10 well contained four potential commercial pay zones, the Wilcox Sand, Mississippi Lime, Layton Sand and the Tonkawa Sand.  Completion of the lowest zone, the Wilcox Sand, occurred in mid-August 2007.  Production from the William #4-10 well started in mid-October 2007. Initial production rates from the William #4-10 well averaged 3.5 Bbls of oil and 10 MCF of natural gas per day.  During January 2008, we moved up the hole and perforated and fracture treated the Mississippi Lime Formation, increasing daily production to seven Bbls of oil and 25 MCF of natural gas per day but since that time the oil production has decline to 3.5 barrels of oil per day but the natural gas has risen to 35 MCF of gas per day.  As of July 31, 2008, the Williams #4-10 has produced 1,088 Bbls of oil and 6,441 MCF of natural gas.

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

Completion of the KC 80 #1-11 well started in late April 2008.  The lowest pay zone, the Mississippian was acidized and partially fracture treated.  In early August a similar treatment was given to the Chat zone or the horizon that lies above the lowest pay zone. As of August 31, 2008, the KC 80 #1-11 well is producing at a rate of 36 Bbls of oil and 85 MCF of natural gas daily.  As of July 31, 2008, the KC 80-1-11 has produced 1,138 barrels of oil and 3,596 MCF of natural gas.

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

As of July 31, 2008, our total costs associated with the Palmetto Point Project, to include our costs for the PP F-12-2 and PP F-12-3 wells, are $543,360.

Operations.  During the three-month period ended July 31, 2008, 900 Bbls of oil and 23,217 MCF of natural gas were produced at the Palmetto Point Project.

As of July 31, 2008, Griffin & Griffin, operator of the Palmetto Point Project, drilled all ten of the wells in the Palmetto Point Project.  Eight of the wells were successful and two were dry holes, which were not completed.  Seven of the eight successful wells have been completed and are currently producing.  One of the eight wells, the PP F-12, was completed as a flowing oil well in early October, 2007.  The PP F-12 well flowed oil at rates of over 100 Bbls of oil per day and in December 2007 was offset by two additional wells, the PP F-12-2 and PP F-12-3.  The PP F-12-2 was a dry hole and the PP F-3 was completed as a flowing oil well. Additionally, we commenced production at the PP F-6B and PP F52-A wells in October 2007.  In December 2007, the PP F52-A well started producing oil along with the natural gas, flowing naturally.  However, the well ceased flowing during the first quarter of fiscal 2008 and as a result, will be placed on a pump during the third calendar quarter of 2008.

As of July 31, 2008, our completed oil and gas wells at the Palmetto Point Project have had total production of 221,036 MCF of natural gas and 20,351 Bbls of oil.  However, the current average daily production rate at the Palmetto Point Project has risen to 252 MCF per day of natural gas and 0 Bbls of oil per day.

Both the PP F-12 PP F-12-3 oil well locations and several of our gas well locations have been flooded at the Palmetto Point Project.  Prior to the flooding, we had partly completed work to install submersible pumps at each well, however, the work could not be completed before the locations were flooded.  There has been virtually no damage to our surface equipment located at the well heads, as our batteries and other production facilities are located above the flood waters.  We do not believe that the flooding will adversely affect future oil recovery from these wells.  Flood waters have now receded.  However, two recent hurricanes have caused some new flooding and have blocked the roads with fallen trees.  As soon as it dries out sufficiently and the trees have been removed, a workover rig will be brought in and the pumps will be installed.  It is estimated that this should take place in mid-September 2008.

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

Operations.  During the three-month period ended July 31, 2008, 37,718 MCF of natural gas was produced at the Mississippi Frio-Wilcox Joint Venture.

Nine wells were drilled on the Mississippi Frio-Wilcox Joint Venture, of which, five wells were initially deemed successful and four wells were dry holes and were not completed.  One of the five wells initially deemed to be successful was the BR F-24.  However, subsequent testing of the BR F-24 indicated that it was not commercially viable and the well was plugged and abandoned in 2007.  The four remaining successful wells were the Faust #1, USA 39-14, USA 1-37 and the BR F-33.  The USA 39-14 and BR f-30 have been completed and are now also producing natural gas.  As of July 31, 2008, these three wells have produced 166,065 MCF of natural gas and are currently averaging a combined daily flow of 409 MCF per day of natural gas.  No further exploration wells are currently planned for this project.

Mineral Interests

Antelope Pass

In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the nine-month period ended July 31, 2008 or during the fiscal years ended October 31, 2007 and 2006.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.   All Bureau of Land Management fees and filing have been paid and performed making the claim valid until at least September 1, 2009.

Results of Operations

Three months ended July 31, 2008 compared to the three months ended July 31, 2007.

We realized revenues of $772,984 during the three months ended July 31, 2008, compared with $552,042 during the three months ended July 31, 2007, an increase of $220,942, due to our increased gas production as well as increased oil and natural gas prices.  Our new well, the KC 80#11 started producing oil and gas in May 2008.  During the three-month period ended July 31, 2008, 10,959 Bbls of oil and 70,895 MCF of natural gas were produced at our oil and gas properties.  However, we can provide no assurance that we will continue to produce commercially exploitable levels of oil and gas resources on our properties, or if additional resources are discovered, that we will enter into commercial production of such oil and gas properties.

For the three months ended July 31, 2008, our net income was $470,748, compared with $57,712 for the three months ended July 31, 2007, an increase of $413,036.  The increase of our net income was largely attributable to the increase in our revenues and the decrease of our direct costs both as an absolute amount and a percentage of revenues.

We incurred direct costs of $302,236 during the three months ended July 31, 2008, compared with $493,823 during the three months ended July 31, 2007, a decrease of $191,587.  Our depletion and accretion costs were $107,155 during the three months ended July 31, 2008, compared with $359,949 during the three months ended July 31, 2008, a decrease of $252,794.  The decrease in our depletion costs is related to an increase in our reserves. We use the reserve report prepared during the last quarter of fiscal 2007 to calculate depletion on a quarterly basis for the following year.  The reserve report indicated that our reserves increased relative to prior periods, which resulted in lower depletion for the current quarter.

The decrease in our depletion and accretion costs was offset by an increase in our production costs and general and administrative costs.  Our general and administrative costs increased to $144,398 for the three months ended July 31, 2008, from $90,449 for the three months ended July 31, 2007.  The increase is attributable to the increase in the cost of administrative services, an increase in state taxes resulting from the increase in our oil and gas revenues, and the fact that we began paying one of our directors $5,000 per month for consulting fees beginning in March 2008.  Our production costs also increased to $50,683 for the three months ended July 31, 2008, from $43,425 for the three months ended July 31, 2007, an increase of $7,258, all directly attributable to our increased oil and gas activities.

As a result of our net income for the quarter, we had retained earnings of $345,845 at July 31, 2008.

Nine months ended July 31, 2008 compared to the nine months ended July 31, 2007.

We realized revenues of $1,648,748 during the nine months ended July 31, 2008, compared with $1,082,231 during the nine months ended July 31, 2007, an increase of $566,517, due to our increased oil and gas production as well as increased oil and natural gas prices. However, we can provide no assurance that we will continue to produce commercially exploitable levels of oil and gas resources on our properties, or if additional resources are discovered, that we will enter into commercial production of such oil and gas properties.

For the nine months ended July 31, 2008, our net income was $829,455, compared with $82,971 for the nine months ended July 31, 2007, an increase of $746,484.  The increase of our net income was largely attributable to the increase in our revenues and the decrease of our direct costs both as an absolute amount and as a percentage of revenues.

We incurred direct costs of $819,084 during the nine months ended July 31, 2008, compared with $997,689 during the nine months ended July 31, 2007, a decrease of $178,605.  Our depletion and accretion costs were $252,285 during the nine months ended July 31, 2008, compared with $624,099 during the nine months ended July 31, 2008, a decrease of $371,814.   The decrease in our depletion costs is related to an increase in our reserves. We use the reserve report prepared during the last quarter of fiscal 2007 to calculate depletion on a quarterly basis for the following year.  The reserve report indicated that our reserves increased relative to prior periods, which resulted in lower depletion for the current period.

The decrease in our depletion and accretion costs was offset by an increase in our production costs and general and administrative costs.  Our production costs during the nine months ended July 31, 2008 were $190,393, compared with $107,451 during the nine months ended July 31, 2007, an increase of $82,942, all directly attributable to our increased oil and gas activities.  Our general and administrative costs increased to $376,406 for the nine months ended July 31, 2008, from $266,139 for the nine months ended July 31, 2007, an increase of $110,267.  The increase in our general and administrative costs was largely attributable to an increase in costs associated with professional legal and accounting services necessary as a reporting issuer under the Securities Exchange Act of 1934 and stock based compensation costs of $26,077.

Liquidity and Capital Resources

As of July 31, 2008, we had cash of $476,272 and working capital of $939,460, compared to cash of $42,257 and working capital of $107,602 as of October 31, 2007.  Our accounts receivable increased to $463,460 at July 31, 2008, compared with $281,500 at October 31, 2007, an increase of $181,960.  In addition, our current liabilities decreased to $272 at July 31, 2008, compared with $216,155 at October 31, 2007.

During the nine months ended July 31, 2008, net cash provided by operating activities was $730,688, compared with $660,068 during the nine months ended July 31, 2007, an increase of $70,620, primarily due to our increased net income for the current period.

Net cash used by investing activities during the nine months ended July 31, 2008 was $275,959, compared with $1,068,894 during the nine months ended July 31, 2007, a decrease of $792,935.  This decrease is largely due to lessened acquisition activity in fiscal 2008 compared to fiscal 2007.

We used cash of $20,714 to repay loans during the nine months ended July 31, 2008, compared with $10,000 during the nine months ended July 31, 2007.  We had no proceeds from the sale of our common stock during the nine months ended July 31, 2008 or 2007, respectively.

Off-Balance Sheet Arrangements

As of July 31, 2008, we did not have any off-balance sheet arrangements.

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

Going Concern

The report of our independent auditors on the financial statements for the year ended October 31, 2007, included an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  Additionally, our retained earnings through July 31, 2008 was $345,845.  We have had losses in prior years and we may not have sufficient cash flow to support future operations.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  There can be no assurance that we will be able to obtain additional funding to engage in further exploration of our oil and gas properties nor is there assurance that our operations will continue to be profitable.

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

In conducting his evaluation concerning the current three-month period ended July 31, 2008, our sole officer considered the previous determination that there was a material weakness in our internal controls over financial reporting in connection with our three-month period ended January 31, 2008.  Although we are not required to segregate the principal executive officer and principal financial officer functions and we are not required to have an audit committee, our sole officer concluded that because our sole officer serves in both of these functions and we do not have an audit committee, we had a material weakness in our internal controls, and further, design and operation of our disclosure controls and procedures were not effective as of January 31, 2008.

Further, based on his evaluation concerning the three-month period ended July 31, 2008, our sole officer concluded that the underlying causes concerning a material weakness in our internal controls, as well as the determination that that the design and operation of our disclosure controls and procedures were not effective, remained unresolved. As a result, our sole officer has concluded that we had a material weakness in our internal controls and the design and operation of our disclosure controls and procedures were not effective as of the end of the period covered by this report, July 31, 2008.  Our sole officer considered various mitigating factors in making his determination.  There were no changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of evaluation.  Further, our sole officer also noted that we are still evaluating changes in our internal controls in response to the requirements of Sarbanes Oxley §404.  During the remainder of fiscal 2008, we will implement appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BRINX RESOURCES LTD.

Date: September 12, 2008	By:	/s/ Leroy Halterman
Leroy Halterman
President, Secretary & Treasurer
(principal executive and financial officer)