Form 10-K
period 2008-10-31
BRINX RESOURCES LTD
filed 2009-01-29
CIK 1212641

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
:      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the fiscal year ended October 31, 2008

9	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission file number:  333-102441

BRINX RESOURCES LTD.
(Exact name of registrant as specified in its charter)

Nevada	98-0388682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

820 Piedra Vista Road NE, Albuquerque, NM 87123
(Address of principal executive offices)           (Zip Code)

Registrant’s telephone number, including area code: (505) 250-9992

Securities registered under Section 12(b) of the Act:  None
Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ]Yes     [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [X]Yes     [  ]No

Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]Yes     [  ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer[  ]                                                                                                Accelerated filer[  ]
Non-accelerated filer[  ]                                                                                                Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ]Yes     [X]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $5,670,036 as of April 30, 2008

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  24,529,832 as of January 26, 2009

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements.”  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil and gas, the weather, inflation, the availability of goods and services, oil and natural gas drilling risks, general economic conditions (either internationally or nationally or in the jurisdictions in which we are doing business), legislative or regulatory changes (including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations), the securities or capital markets and other factors disclosed under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Item 2. Properties” and elsewhere in this report.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

Until 2005, our focus was on our undeveloped mineral interests and we were considered, at that time, to be a development stage company engaged in the acquisition and exploration of mineral and oil and gas properties.  We still hold an interest in undeveloped mineral interests located in New Mexico (the “Antelope Pass Project”). However, in 2005, we suspended activities on our undeveloped mineral properties indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on our undeveloped mineral properties during the fiscal year ended October 31, 2008.

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

Property Acquisitions

Owl Creek Project

On August 10, 2005, we acquired a 70% working interest in Ranken Energy Corporation’s Owl Creek Project for a total buy-in cost of $211,750 plus dry hole costs (the “Owl Creek Project”).  The Owl Creek Project is located in Oklahoma.  Our working interest in the Owl Creek Project included leasehold interests, two re-entry test wells, geologic expenses, brokerage costs, 3-D seismic usage, geophysical interpretations, and overhead.

On June 1, 2006, we completed the sale of 20% of the Powell #2 well and future drill sites on the Owl Creek Project.  We received a one-time cash payment of $300,000, with each party responsible for its portion of the cost to complete the Powell #2 well and future drill sites.

Also in June 2006, we acquired a 50% interest in an additional 85 leased acres located at the eastern end of the Owl Creek Prospect, increasing the project’s scope to over 1,200 acres.  We paid $17,000 for the additional acreage.

On August 3, 2006, we completed the sale of 7.5% of the Isbill #1 well and future drill sites on the Owl Creek Project.  We received a one-time cash payment of $100,000.  We retained a 42.5% working interest in the Owl Creek Project, with each party is responsible for its portion of the costs to drill and complete the Isbill #1 well and future drill sites.  We also retained a 70% interest in two spacing unit and the wells containing the Johnson #1 and Powell #1 and a 50% interest in one spacing unit and the well containing the Powell #2.

On March 15, 2007, we expended $403,675 on Isbill #2-36 well in which we held a 42.5% working interest.  On October 19, 2007, we expended $238,784 on Powell #3-25 well, in which we held a 42.5% working interest.

On August 29, 2008, we sold our working interests in the Owl Creek Project to an unrelated third party for net proceeds of $3,068,544.

Three Sands Project

On October 6, 2005, we acquired a 40% working interest in Vector Exploration Inc.’s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs (the “Three Sands Project”).  The Three Sands Project is located in Oklahoma.  For the year ended October 31, 2006, we expended $530,081 in exploration costs.  In June 2007, we acquired a 40% working interest in William #4-10 for a total cost of $285,196 and paid a further $17,000 in costs relating to the well, for total costs as at October 31, 2007 of $920,278.  On March 19, 2008, we participated in the KC 80 #1-11 well and paid $75,000 for the prepaid drilling costs.  During March and April 2008, we expended an additional amount of $48,763 for the intangible and tangible costs, and $161,650 during May to July 2008 for total costs of $285,413 as of October 31, 2008.  Our working interest in the Three Sands Project includes leasehold interests, one re-entry production well, and two drilling wells.  We also participate in drilling operations and related costs, in proportion to our working interest.

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

On October 1, 2007, we acquired a 10% working interest in the PP F-12-2 and PP F-12-3 wells, located at the Mississippi Frio-Wilcox Joint Venture for $69,862. On October 25, 2007, the Company paid $17,000 for a sidetrack, a deviation of the existing PP-F-12-3 well at an angle to reach additional targeted oil sands.  The well was successfully completed as a flowing oil well.

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

Antelope Pass Project

In September 2002, we acquired a 100% interest in leases on unpatented lode mining claims in the Antelope Pass Project, located in the Hidalgo County, New Mexico for $811, from Leroy Halterman, who was a non-affiliate of our company at that time.  The Antelope Pass Project consists of the Kendra 1 through Kendra 8 mineral claims.  Unpatented claims are mining claims for which the holder has no patent, or document that conveys

title.   The 2008-2009 Bureau of Land Management maintenance fee has been paid and the claims are valid until September 2009 without any additional expenditure. We have suspended our efforts indefinitely on the Antelope Pass Project.

Exploration and Acquisition Capital Expenditures

During the fiscal years ended October 31, 2008, 2007, and 2006, we incurred $291,150, $1,400,943, and $1,930,129, respectively, in identifying and acquiring oil and natural gas interests, and for exploration costs.

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

Major Customers

During the fiscal years ended October 31, 2008 and 2007, we collected $953,846 (64%) and $1,396,985 (90%), respectively, of our revenues from Ranken Energy Corporation, the operator of the Owl Creek Project.  Because we have sold all of our working interests in the Owl Creek Project, we will no longer be dependent on Ranken Energy Corporation for a substantial portion of our revenues in fiscal year 2009.  However, we work with only a few operators.  Therefore, we will continue to be dependent on these few operators for a substantial portion of our revenues in fiscal year 2009.

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

With respect to our Antelope Pass Project, we will be required to conduct all mineral exploration activities in accordance with the Bureau of Land Management of the United States Department of the Interior.  If we proceed with our Antelope Pass Project, we will be required to obtain a permit prior to the initiation of exploration.  To obtain a permit we will have to submit plans of operations to both the BLM and the State as part of our permit application.

Employees

Leroy Halterman was appointed as a director and our president, secretary and treasurer on August 9, 2005.  Other than Mr. Halterman, we have no employees.  As of the date of this report, Mr. Halterman receives monthly management fees and a reimbursement for office space of $5,000.  For the fiscal years ended October 31, 2008 and 2007, we incurred $61,800 and $55,800, respectively, for Mr. Halterman’s services and provision of office space.

For the fiscal years ended October 31, 2008 and 2007, we incurred $48,128 and $27,100, respectively, for administrative services performed by Downtown Consulting.  Downtown Consulting is an entity owned and controlled by Sarah Cabianca, the daughter of Kenneth Cabianca and one of our shareholders.  We pay Downtown Consulting a monthly fee of $5,000 for its services.  We anticipate that we will be conducting most of our business through agreements with consultants and third parties.  We have not entered into any arrangements or negotiations with any other consultants or third parties and our sole employee is not covered under a collective bargaining agreement.

ITEM 1A.             RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

Not required for smaller reporting companies.

ITEM 2.                PROPERTIES.

Oil and Gas Properties

Owl Creek Project

Location and Access.  The Owl Creek Project is a re-entry of the Morris E. Stewart Johnson #1 and the Plymouth Oil Co. Powell #1 wells located two miles north-northwest of the town of Paoli in McClain County, Oklahoma.  This property can be reached by a paved county road and then by a short gravel road.

Proposed Program of Exploration.  During 2008, we did not participate in any drilling on the project prior to its sale in August 2008.

Cost Estimates Including Previous Work.  Through the date of its sale, we had expended $1,998,853 in connection with the Owl Creek Project, including leasing and title examination.

Activities Conducted by Brinx.  In early June 2006, we acquired a 50% interest in an additional 85 leased acres located at the eastern end of the Owl Creek Prospect, increasing the project’s scope to over 1,200 acres.  We paid $17,000 for the additional acreage.  We completed the Powell #1 well on the Owl Creek Prospect in early February 2006.  As of October 31, 2006, the Powell #1 well has produced 1,280 Bbl and 8,227 Mcf of natural gas. The well is currently shut in and may be converted to a saltwater disposal well in the near future. We held a 70% interest in the Powell #1 well.

On June 1, 2006, we sold an undivided 20% of our 70% interest in the Powell #2 well and untested spacing units to Delta Oil and Gas Inc., a Nevada corporation (“Delta”), for a lump sum cash payment of $300,000.  Delta has funded its portion of the completion cost of the Powell #2 as well as costs related to future wells on the project.  As a result of the sale to Delta, our interest was reduced to 50% interest in the Powell #2 well.

Subsequent to the sale to Delta, we completed drilling the Powell #2 well in June 2006.  As of October 31, 2007, the Powell #2 well had produced 62,935 Bbls of oil and 19,189 Mcf of natural gas.  In early April 2007, the Powell #2 well was placed on a submersible pump.

On August 3, 2006, we sold an additional 7.5% interest of our 50% interest in the untested acreage in the Owl Creek Prospect to Lexaria for a lump sum payment of $100,000.  As a result of the sale to Lexaria, our interest in the untested acreage in the Owl Creek Project was reduced to 42.5%.

In late August 2006, we commenced drilling an offset well to the Powell #2 well, the Isbill #1 well. The well reached a total depth of 5,775 feet in mid-September 2006.  After examination of the well logs it was determined that the sands that were producing in the Powell #2 were too thin in the Isbill #1 to produce economic quantities of oil and gas. The Isbill #1 well was plugged and abandoned.  We held a 42.5% interest in the Isbill #1 well.

We commenced drilling of the Isbill #2 well, a direct offset well to the Powell #2, in February 2007. The Isbill #2 well reached a total depth of 5,700 feet in mid-March 2007.  The Isbill #2 well was successfully completed and was placed into production in early April 2007. The Isbill #2 well produced 9,020 Bbls of oil and 2,489 Mcf of natural gas through October 31, 2007. We held a 42.5% interest in the Isbill #2 well.

On August 29, 2008, we sold our working interests in the Owl Creek Project to an unrelated third party for net proceeds of $3,068,544.

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

Cost Estimates Including Previous Work.  As of October 31, 2008, we have expended $1,196,600 in connection with the Three Sands Project, including leasing, title, drilling, and casing.

Present Activities.  Drilling of the Kodesh #1 disposal well was completed on October 3, 2005 and drilling of the Kodesh #2 well was completed on October 23, 2005. Completion and equipping of these wells took place during mid-December 2005 through early January 2006.  The Kodesh #2 well is now producing oil and gas on a daily basis and as of October 31, 2008, it has produced 2,998 Bbls of oil and 4,086 Mcf of natural gas. The well is now producing natural gas in very small quantities.

During January 2007, we re-entered the Dye Estate #1 well.  Production of natural gas from the Dye Estate #1 well commenced in mid-August 2007. The Dye Estate #1 well has produced 993 Mcf of natural gas and is currently averaging natural gas production at a rate of 6 Mcf per day. Water from the Dye Estate #1 well is being disposed in the Kodesh #1 disposal well.

We commenced drilling the William #4-10 well in early June 2007, reaching a total depth of 4,810 feet in mid-June 2007.  Electric and radiation logs indicated that the William #4-10 well contained four potential commercial pay zones, the Wilcox Sand, Mississippi Lime, Layton Sand and the Tonkawa Sand.  Completion of the lowest zone, the Wilcox Sand, occurred in mid-August 2007.  Production from the William #4-10 well started in mid-October 2007. During the first quarter of 2008, we perforated, fracture treated and tested the Mississippi Lime and the lower Layton Sand to increase the production rate of both gas and oil from the Williams #4-10 well and provide data regarding the potential of these formations for the remainder of the leases on the Three Sands Project.  As of October 31, 2008, the Williams 4-10 has produced 1,368 barrels oil and 10,136 mcf of gas.

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

Completion of the KC 80 #1-11 well started in late April 2008.  The lowest pay zone, the Mississippian was acidized and partially fracture treated.  In early August a similar treatment was given to the Chat zone or the horizon that lies above the lowest pay zone. As of October 31, 2008, the KC 80 #1-11 well is producing at a rate of 12 Bbls of oil and 46 MCF of natural gas daily.  As of October 31, 2008, the KC 80-1-11 has produced 2,196 barrels of oil and 7,581 MCF of natural gas.

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

Geology of the Palmetto Point Project. The prospect wells were located to test the Frio Geological Formation. Frio wells typically enjoy low finding costs. Griffin & Griffin has utilized seismic “bright spot” technology, which that helps to identify gas reservoirs and to delineate reservoir geometry and limits. The term “bright spot” is used to describe a geophysical amplitude anomaly, which is simply a velocity change from a higher velocity to lower velocity.  Sands that contain gas are predictable by this method because the gas will provide a slower velocity response giving an abnormally intense trough-peak reflections, therefore termed a “bright spot”. The data evaluation in the Frio section gives a direct hydrocarbon indication (“HCI”) allowing one to not only see gas seismically, but also the lateral extent of each gas reservoir at various depths to include multiple horizons at some locations.

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

Cost Estimates Including Previous Work.  As of October 31, 2008, we have expended $553,568 in connection with the Palmetto Point Project, including leasing, title, drilling, and casing.

Present Activities.  As of October 31, 2007, Griffin & Griffin, operator of the Palmetto Point Project, drilled all ten of the wells in the Palmetto Point Project.  Eight of the wells were successful and two were dry holes which were not completed.  Seven of the eight successful wells were completed and are currently producing.  One of the eight wells, the PP F-12, was completed as a flowing oil well in early October 2007.  The PP F-12 well flowed oil at rates of over 100 bbls per day and in December 2007 was offset by two additional wells in the project, the PP F-12-2 and PP F-12-3.  The PP F-12-2 was a dry hole and the PP F-3 was completed as a flowing oil well.

Both the PP F-12 PP F-3 oil well locations and several of our gas well locations have been flooded at the Palmetto Point Project.  Prior to the flooding, we had partly completed work to install gas lift pumps at each well; however, the work could not be completed before the locations were flooded.  There has been virtually no damage to our surface equipment located at the well heads, as our batteries and other production facilities are located above the flood waters.  Thus far, the only damage has been to our recent lost production because the well had to be shut-in.  We do not believe that the flooding will adversely affect future oil recovery from these wells.

In early September 2008, flood waters had receded sufficiently and work began on placing the PP F-12 and PP F12-3 back on line and producing oil.  Gas lift pumps were installed on both wells and other modification and additional equipment such as compressors were also installed.  At the end of October 2008, both wells were producing oil at combined rates of between 150 and 200 barrels of oil per day.

During the three-month period ended October 31, 2008, 2,837 Bbls of oil and 16,999 MCF of natural gas were produced at the Palmetto Point Project.  All of the oil was produced in October 2008.

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

Cost Estimates Including Previous Work.  As of October 31, 2008, we have expended $400,000 in connection with the Mississippi Frio-Wilcox Joint Venture, including leasing, title, drilling, and casing.

Present Activities.  Nine wells were drilled on the Mississippi Frio-Wilcox Joint Venture, of which, five wells were initially deemed successful and four wells were dry holes and were not completed.  One of the five wells initially deemed to be successful was the BR F-24.  However, subsequent testing of the BR F-24 indicated that it was not commercially viable and the well was plugged and abandoned in 2007.  The four remaining successful wells were the Faust #1, USA 39-14, USA 1-37 and the BR F-33.  The USA 39-14 has been completed and is now producing natural gas.  During the three-month period ended October 31, 2008, 32,662 MCF of natural gas were produced at the Mississippi Joint Venture Project.  All of the oil was produced in October 2008.

Production and Prices

The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for fiscal years ended October 31, 2008, 2007 and 2006.

	For the fiscal year ended October 31, 2008	For the fiscal year ended October 31, 2007	For the fiscal year ended October 31, 2006
Production Data:
Natural gas (Mcf)	27,620	21,283	9,604
Oil (Bbls)	12,465	21,072	8,072
Average Prices:
Natural gas (per Mcf)	$8.52	$3.88	$1.50
Oil (per Bbl)	$101.28	$69.78	$74.31
Production Costs:
Natural gas (per Mcf)	$3.24	$3.03	$0.80
Oil (per Bbl)	$14.21	$4.69	$7.90

Productive Wells

The following table summarizes information at October 31, 2008, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, but specifically exclude wells drilled and cased during the fiscal year that have yet to be tested for completion (e.g., all of the operated wells drilled by the Company during this year have been cased in preparation for completion, but no operations have been initiated that would allow these wells to be productive). Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests in the gross wells.

	Gross			Net
Location	Oil	Gas	Total	Oil	Gas	Total
Oklahoma	3	1	4	1.2	0.40	1.6
Mississippi	2	4	6	0.17	0.33	0.5
Louisiana	0	1	1	0.00	0.08	0.08
Total	5	6	11	1.37	0.81	2.18

Unaudited Oil and Gas Reserve Quantities

The following unaudited reserve estimates for Oklahoma, presented as of October 31, 2008, were prepared by J L. Thomas Engineering, an independent petroleum engineering firm. The unaudited reserve estimates for Mississippi and Louisiana, as of October 31, 2008, were prepared by Veazey & Associates, an independent petroleum engineering firm.

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

Unaudited net quantities of proved developed and undeveloped reserves of crude oil and natural gas (all located within United States) are as follows:

	Crude Oil	Natural Gas
Changes in proved reserves	(Bbls)	(MCF)
Estimated quantity, October 31, 2006	30,237	38,210
Revisions of previous estimate	68,791	51,185
Discoveries	37,957	77,283
Production	(21,072)	(21,283)
Estimated quantity, October 31, 2007	115,913	145,395
Revisions of previous estimate	8,942	(16,327)
Discoveries	6,112	28,385
Reserves Sold to a Third Party	(96,081)	(31,082)
Production	(12,465)	(27,620)
Estimated quantity, October 31, 2008	22,421	98,751

Proved Reserves at year end	Developed	Undeveloped	Total
Crude Oil (Bbls)
October 31, 2008	8,781	13,640	22,421
October 31, 2007	103,073	12,840	115,913
October 31, 2006	30,237	-	30,237
Gas (MCF)
October 31, 2008	98,751	-	98,751
October 31, 2007	145,395	-	145,395
October 31, 2006	38,210	-	38,210

Oil and Gas Acreage

The following table sets forth the undeveloped and developed acreage, by area, held by us as of October 31, 2008.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.  Developed acres are acres, which are spaced or assignable to productive wells.  Gross acres are the total number of acres in which we have a working interest.  Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties.  The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments. It should be noted that the acreage in the Owl Creek prospect was disposed of in August 2008.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net
Oklahoma	720	228	160	64
Mississippi	80	6.4	1,680	295.0
Louisiana	0	0	160	13.6
Total	800	234.4	2,000	372.6

Drilling Activity

The following table sets forth our drilling activity during the years ended October 31, 2008, 2007 and 2006.

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Productive	1.4		6	0.47	10	1.78
Dry	0	0	4	0.32	3	0.87

Development wells:
Productive	1.085		3	1.25	1	0.5
Dry	1.085		1	0.425	1.425

Total wells	3.57		14	2.465	15	3.575

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

ITEM 3.         LEGAL PROCEEDINGS.

None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Bid Prices
2007 Fiscal Year	High	Low
Quarter ending 01/31/07	$0.37	$0.30
Quarter ending 04/30/07	$0.30	$0.25
Quarter ending 07/31/07	$0.40	$0.27
Quarter ending 10/31/07	$0.35	$0.29

2008 Fiscal Year
Quarter ending 01/31/08	$0.26	$0.12
Quarter ending 04/30/08	$0.27	$0.15
Quarter ending 07/31/08	$0.45	$0.17
Quarter ending 10/31/08	$0.26	$0.10

As of December 1, 2008, there were 43 record holders of our common stock.  The closing bid price of our stock on January 15, 2009 was $0.18.

Since our inception, no cash dividends have been declared on our common stock.

We had no sales of unregistered securities during the quarter ended October 31, 2008.

ITEM 6.              SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims.  Based on the geological report and recommendation prepared by Leroy Halterman, who was our geological consultant at that time, we completed geological mapping, sampling and assaying in connection with the first phase of a staged exploration program during the fiscal year ended October 31, 2004.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the fiscal years ended October 31, 2008, 2007 or 2006.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

Our present plan of operation is to continue our exploration and production activities on our oil and gas properties.  We anticipate that we will incur the following expenses over the next twelve months in connection with our oil and gas properties:

▪	$520,000 to $1,040,000 in connection with our oil and gas properties to include drilling, completing and equipping new wells and for costs associated with production;

▪	$400,000 for operating expenses, including professional legal and accounting expenses associated with our being a reporting issuer under the Securities Exchange Act of 1934.

Accordingly, we anticipate spending approximately $920,000 to $1,440,000 over the next twelve months in pursuing our stated plan of operations.

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

Asset Retirement Obligations. We follow SFAS 143 “Accounting for Asset Retirement Obligations”.  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of October 31, 2008 and 2007, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No.143.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective wells. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The information below reflects the change in the asset retirement obligations during the years ended October 31, 2008 and 2007:
	October 31,	October 31,
	2008	2007
Balance, beginning of year	$34,584	$28,847
Liabilities assumed	3,376	18,038
Revisions	(11,344)	(16,326)
Accretion expense	4,150	4,025
Balance, end of year	$30,766	$34,584

The reclamation obligation relates to the Kodesh, Dye Estate, KC 80 and William wells at the Three Sands Property; the Palmetto Point Project and CMR-USA 39-14 well at the Frio-Wilcox Project.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes to the applicable laws and regulations.  Such changes will be recorded in our accounts as they occur.

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

Results of Operations

We realized revenues of $1,497,908 from natural gas and oil sales during the fiscal year ended October 31, 2008, compared with $1,552,921 during the fiscal year ended October 31, 2007, a slight decrease of $55,013 due to decreased oil production, despite increased prices for both natural gas and oil. We cannot provide any assurance that we will continue to produce commercially exploitable levels of oil and gas resources on our properties, or if additional resources are discovered, that we will enter into commercial production of such oil and gas properties.

We also generated revenues of $1,982,293 from the gain on the sale of our Owl Creek Project working interests in fiscal 2008, resulting in total revenues of $3,480,201.

For the fiscal year ended October 31, 2008, our net income was $1,563,808, compared with net income of $65,705 for the fiscal year ended October 31, 2007 (an increase in net income of $1,498,103).  The increase of our net income was due to the gain on the sale of our Owl Creek Project working interests.

We incurred direct costs of $998,467 for the fiscal year ended October 31, 2008, compared with $1,485,235 for the fiscal year ended October 31, 2007, a decrease of $486,768.  The decrease in our direct costs was largely attributable to a decrease in our depletion and accretion costs; we had depletion and accretion costs of $291,585 during the fiscal year ended October 31, 2008, compared with $972,661 during the fiscal year ended October 31, 2007, a decrease of $681,076.  Depletion is calculated based on production rates produced during the year.  Our depletion and accretion costs decreased as a result of a decrease in our oil and gas producing wells.  The decrease in our depletion and accretion costs was partly offset by an increase of $103,383 in our production costs.

Our general and administrative costs increased to $440,191 for the fiscal year ended October 31, 2008, from $349,266 for the fiscal year ended October 31, 2007.  The increase in our general and administrative costs were attributable to an increase in costs associated with professional legal and accounting services necessary as a reporting issuer under the Securities Exchange Act of 1934, increases in management fees and costs of administration services, and stock based compensation of $26,077.

Our retained earnings through October 31, 2008 was $1,080,198.

Liquidity and Capital Resources

As of October 31, 2008, we had cash of $3,617,109 and working capital of $3,701,890, compared to cash of $42,257 and working capital of $107,602 as of October 31, 2007.

During the fiscal year ended October 31, 2008, net cash provided by operating activities was $818,172, compared to $1,033,488 for the fiscal year ended October 31, 2007.

Net cash provided by investing activities during the fiscal year ended October 31, 2008 was $2,777,394, compared with $1,400,943 used during the fiscal year ended October 31, 2007.  While we used $1,400,943 for oil and gas interests in fiscal 2007, we received proceeds of $3,068,544 from the sale of our working interests in the Owl Creek Project in fiscal 2008.

We used cash of $20,714 for the repayment of loans to related parties during the fiscal year ended October 31, 2008, compared with $26,835 used during the fiscal year ended October 31, 2007.

Recent Accounting Pronouncements.

The FASB has issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts.  SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities.  It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise’s surveillance or watch list.  The Company is currently evaluating the impact of SFAS No. 163.

In May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, the Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009.  SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows.  Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant.  SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009.  We are currently assessing the impact the adoption of SFAS No. 159 will have on its financial position and results of operations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 31, 2008.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.               FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 21, 2008, we dismissed Gordon, Hughes & Banks, LLP (“GHB”) as our independent registered public accounting firm.  Also on April 21, 2008, we engaged Chisholm, Bierwolf & Nilson, LLC (“Chisholm”) to serve as our independent registered public accounting firm for fiscal year ending October 31, 2008.  Our board of directors approved both actions.

The reports of GHB on our consolidated financial statements for the two most recent fiscal years ended October 31, 2007 and 2006, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit reports for both years contained an explanatory paragraph regarding our ability to continue as a going concern.

In connection with the audit of our financial statements for fiscal year ended October 31, 2007, GHB advised us that based on several corrections to our financial statements and related disclosures proposed by GHB, there was a material weakness in our internal controls over financial reporting.  Additionally, although we are not required to segregate the principal executive officer and principal financial officer functions and are not required to have an audit committee, GHB considered the fact that our sole officer serves in both of these functions and that we do not have an audit committee as dispositive in providing its advice to us.  As a result of this material weakness in our internal controls, our sole officer concluded further that the design and operation of our disclosure controls and procedures were not effective.

During the fiscal years ended October 31, 2007 and 2006 and through the subsequent interim period ending April 21, 2008, there were no disagreements with GHB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GHB, would have caused GHB to make reference thereto in its report on our financial statements for such years.  Further, except as described above, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K occurring within our two most recent fiscal years and the subsequent interim period ending April 21, 2008.

We requested GHB to furnish us a letter addressed to the Commission stating whether it agreed with the above statements. A copy of that letter, dated April 25, 2008, was filed as Exhibit 16.1 to a current report on Form 8-K.

During our fiscal years ended October 31, 2007 and 2006 and through April 21, 2008, the period prior to the engagement of Chisholm, neither we nor anyone on our behalf consulted Chisholm regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the registrant’s financial statements.  Further, Chisholm has not provided written or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues.

ITEM 9A.             CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

Disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our sole officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our sole officer, Leroy Halterman.

In conducting his evaluation, our sole officer considered advice from our Independent Registered Public Accounting Firm, Chisholm, Bierwolf & Nilson, LLC (“Chisholm”) that based on several corrections to our financial statements and related disclosures proposed by Chisholm, there is a material weakness in our internal controls over financial reporting.  Additionally, although we are not required to segregate the principal executive officer and principal financial officer functions and we are not required to have an audit committee, Chisholm considered the fact that our sole officer serves in both of these functions and that we do not have an audit committee as dispositive in providing its advice to our sole officer.  As a result of this material weakness in our internal controls, our sole officer concluded further that the design and operation of our disclosure controls and procedures were not effective.

Our sole officer also considered various mitigating factors in making his determination.  There were no changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of evaluation.  Further, our sole officer also noted that we are still evaluating and implementing changes in our internal controls in response to the requirements of Sarbanes Oxley §404.  During fiscal 2009, we will continue to implement appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our sole executive officer and directors follows:

Name	Age	Position and Term of Office
Leroy Halterman	63	Director, president, secretary and treasurer
Kenneth A. Cabianca	68	Director

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

Set forth below is a brief description of the recent employment and business experience of our directors and sole executive officer:

Leroy Halterman was appointed as a director and as our sole officer on August 9, 2005. Mr. Halterman has 40 years of geology experience. From 1999 to 2004, Mr. Halterman served as vice president of Tecumseh Professional Associates, a private environmental, facility management, government consultant and natural resource firm based in Albuquerque, New Mexico.  During this period he directed the company’s oil, gas and natural resource consulting and investments.  Mr. Halterman served as principal in charge of maintenance and security for two U.S. Army Ammunition Plants. Additionally, he directed Tecumseh’s efforts in over thirty mineral project appraisals and evaluations.  Since 2004, Mr. Halterman has been working as a consultant in the fields of oil and gas, precious and base metals, and aggregated resources. Since 1993, Mr. Halterman has been president and a director of Consolidated North American Resources, a private natural resource investment firm located in Las Vegas, Nevada.  Mr. Halterman is a graduate of the Missouri School of Mines with a BS degree in Geology.  He is registered as a geologist in Wyoming.  During the past five years, Mr. Halterman has not served as an officer or director of any company, other than as described in this paragraph.

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

ITEM 11.               EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Our board of directors is responsible for developing the executive compensation principles, policies and programs for our executive officers and is also responsible for determining the compensation to be paid to our executive officers.

The objectives of our compensation programs are to provide fair market value cash compensation and an incentive scheme related to the growth of the company to our key employees, including, but not limited to, our executive officers.  Our compensation program has two components:  salary and stock options.

We design our salary component to pay our key employees a base salary as close to the market rate as possible so that we can be competitive in the labor market.  However, the size of our company is also taken into consideration in determining appropriate salary levels.

We have granted stock options to align the interests of our key employees to the growth of our company.  Stock option grants are determined on an individual basis with our directors making the decision in each case, based on what they believe the particular employee will bring to the company.

Mr. Halterman is the company’s president and geologist.  He is a degreed geologist and is certified and registered professional geologist.  He reviews oil and gas and other natural resource prospects for the company and makes the decision as to whether the company should invest in them.  He reviews all electric, radiation, and other logs when a well reaches total depth and makes the decision if the company should participate in the completion of the well.  He reviews monthly oil and gas production numbers and joint interest billing statements as to accuracy.  He also carries on investor relations and participates in the preparations of quarterly and annual reports.

The following table sets forth information about the remuneration of our principal executive officer and director for services rendered during the years ended October 31, 2008, 2007 and 2006.  We do not have any executive officers with total compensation of $100,000 or more.  Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.

SUMMARY AND DIRECTOR COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)	Total ($)
Kenneth Cabianca Director (1)	2006 2007 2008	-0- -0- 42,500	-0- -0- -0-	-0- -0- 42,500
Leroy Halterman President, Treasurer and Secretary (2)	2006 2007 2008	60,000 55,800 61,800	-0- -0- 26,077	60,000 55,800 87,877
______________________
(1)	Kenneth Cabianca resigned as an officer of our company in August 2005; he remains a member of our Board of Directors. Mr. Cabianca is paid a management fee of $7,500 per month.
(2)	Leroy Halterman was appointed as our president, treasurer and secretary in August 2005 and is paid salary of $5,000 per month.

During the fiscal years ended October 31, 2008, 2007 and 2006, respectively, there were no grants of stock options, stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers, except for the stock option grant made to Mr. Halterman in November 2007.  We have no employment agreements with our executive officers.  We do not pay compensation to our directors for attendance at meetings.  We reimburse our directors for reasonable expenses incurred during the course of their performance.

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Leroy Halterman	11/2/07	200,000	$0.24	$26,077(1)
_______________
(1)
The fair value of the option award was estimated using the Black-Scholes pricing model with the following assumptions:  expected volatility of 100.36%, risk-free interest rate of 4.5%, expected life of 2 years, and dividend yield of 0.0%.

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Under-lying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Leroy Halterman	200,000	-0-	-0-	$0.24	11/2/09

Mr. Halterman has not exercised any stock options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information as to the officers and December 1, 2008.  As of December 1, 2008, we had 24,529,832 shares common stock outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Kenneth A. Cabianca (3) 4519 Woodgreen Drive West Vancouver, B.C. V7S 2T8 Canada	2,672,000	10.9%
Leroy Halterman 820 Piedra Vista Rd NE Albuquerque, NM 87123	250,000 (4)	1.0%
All officers and directors as a group (2 persons)	2,922,000	11.8%
___________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 24,529,832 shares of Common Stock outstanding as of December 1, 2008.  If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from December 1, 2008, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)	Kenneth Cabianca may be deemed to be a promoter of our company.
(4)	200,000 of these shares are issuable upon the exercise of the stock options granted to Leroy Halterman on November 2, 2007.

Equity Compensation Plan Information

As of October 31, 2008, we had no equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	N/A

Warrants

Details regarding common share purchase warrants for the years ended October 31, 2007 and 2008 are summarized as follow:

Number of Warrants
Balance, October 31, 2006	1,729,832
Warrants expired during the year	(500,000)
Balance, October 31, 2007	1,229,832
Warrants expired during the year	(1,229,832)
Balance, October 31, 2008	—

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the fiscal years ended October 31, 2008 and 2007, we incurred $48,128 and $27,100, respectively, for administrative services performed by Downtown Consulting.  Since April 2008, Downtown Consulting has been paid $5,000 per month.  Downtown Consulting is an entity owned and controlled by Sarah Cabianca, the daughter of Kenneth Cabianca, and one of our shareholders.

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

As of January 9, 2008, Kenneth Cabianca was paid in full for all the loan advances referenced above, to include all accrued interest and all the related notes and allonges have been cancelled as a result.

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

As of October 31, 2008 and 2007, loans and accrued interest payable to related parties were $-0- and $21,676, respectively.

During the fiscal years ended October 31, 2008 and 2007, we paid $61,800 and $55,800, respectively, in management fees and reimbursement for office space to our president, Lee Halterman.

From March 2008 to October 2008, Ken Cabianca was paid a management fee of $5,000 per month.  Since October 2008, he has been paid $7,500 per month.

As of the date of this report, other than the transactions described above, there are no, and have not been since inception, any material agreements or proposed transactions, whether direct or indirect, with any of the following:
-	any of our directors or officers;
-	any nominee for election as a director;
-	any principal security holder identified in Item 12 above; or
-	any relative or spouse, or relative of such spouse, of the above referenced persons.

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

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the fiscal year ended October 31, 2008, Chisholm, Bierwolf & Nilson, LLC (“CBN”) is expected to bill us approximately $25,000 for the audit of our annual financial statements.  For the fiscal year ended October 31, 2007, Gordon, Hughes & Banks, LLP (“GHB”) billed us $34,098 for the audit of our annual financial statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2008 and 2007.

Tax Fees

For the fiscal year ended October 31, 2008, CBN is expected to bill us $6,000 for tax compliance services.  For the fiscal year ended October 31, 2007, GHB billed us $6,195 for tax compliance services.

All Other Fees

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2008 and 2007.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our directors obtain an estimate for the

service to be performed.   The directors in accordance with our procedures approved all of the services described above.

ITEM 15.                                EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Change Pursuant to NRS 78.209 (2)
3.4	Amended Bylaws (3)
3.5	Amendment to the Articles of Incorporation (3)
16.1	Letter from Gordon, Hughes & Banks, LLP dated April 25, 2008 (4)
31.1	Rule 15d-14(a) Certification
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

(1)	Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-1, file number 333-102441.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated December 3, 2008, filed January 13, 2009.
(4)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated April 21, 2008, filed April 25, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINX RESOURCES LTD.

Date: January 29, 2009	By:	/s/ Leroy Halterman
Leroy Halterman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leroy Halterman	President, Secretary, Treasurer and director (principal executive, financial and accounting officer)	January 29, 2009
Leroy Halterman

/s/ Kenneth A. Cabianca	Director	January 29, 2009
Kenneth A. Cabianca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Brinx Resources Ltd.
Albuquerque, New Mexico

We have audited the accompanying balance sheets of Brinx Resources Ltd. (the “company”) as of October 31, 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Brinx Resources, Ltd. as of October 31, 2007, were audited by other auditors whose report dated January 27, 2008, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brinx Resources Ltd. as of October 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Chisholm, Bierwolf, Nilson & Morrill
Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
January 28, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Brinx Resources Ltd.
Albuquerque, New Mexico

We have audited the balance sheet of Brinx Resources Ltd. (the “Company”) as of October 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brinx Resources Ltd. as of October 31, 2007, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements referenced above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 of the financial statements included with Form 10-KSB filed for the year ended October 31, 2007, the Company has incurred losses since inception and has recently commenced principal operations.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are described in Note 2 as referenced above.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
January 27, 2008

BRINX RESOURCES LTD.
BALANCE SHEETS
	OCTOBER 31	OCTOBER 31
	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$3,617,109	$42,257
Accounts receivable	71,377	281,500
Prepaid expenses and deposit	15,808	-

Total current assets	3,704,294	323,757

Undeveloped mineral interests, at cost	811	811

Oil and gas interests, full cost method of accounting,
net of accumulated depletion	1,152,365	2,242,869

Total assets	$4,857,470	$2,567,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,404	$194,479
Income taxes payable	580,000	-
Loans and interest payable to related parties	-	21,676

Total current liabilities	582,404	216,155

Deferred Income taxes	337,717	-

Asset retirement obligations	30,766	34,584

Total liabilities	950,887	250,739

Commitments and contingencies

Stockholders' equity
Preferred stock - $0.01 par value; authorized - 1,000,000 shares
Issued - none	-	-

Common stock - $0.001 par value; authorized - 100,000,000 shares
Issued and outstanding - 24,529,832 shares	24,530	24,530

Capital in excess of par value	2,801,855	2,775,778

Retained earnings/(deficit)	1,080,198	(483,610)

Total stockholders' equity	3,906,583	2,316,698

Total liabilities and stockholders' equity	$4,857,470	$2,567,437

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
 STATEMENTS OF OPERATIONS

	YEAR ENDED	YEAR ENDED
	OCTOBER 31	OCTOBER 31
	2008	2007

REVENUES
Natural gas and oil sales	$1,497,908	$1,552,921
Gain on sale of natural gas and oil interests	1,982,293	-

Net Revenue	3,480,201	1,552,921

DIRECT COSTS
Production costs	266,691	163,308
Depletion and accretion	291,585	972,661
General and administrative	440,191	349,266

Total Expenses	(998,467)	(1,485,235)

OPERATING INCOME	2,481,734	67,686

OTHER INCOME AND EXPENSE
Interest expense - related	(209)	(1,981)

NET INCOME BEFORE INCOME TAXES	2,481,525	65,705
Provison for Income taxes	917,717	-

NET INCOME	$1,563,808	$65,705

Net Income Per Common Share
- Basic	$0.06	$0.00
- Diluted	$0.06	$0.00

Weighted average number of common shares outstanding
- Basic	24,529,832	24,529,832
- Diluted	24,729,832	24,529,832

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENT OF STOCKHOLDERS' EQUITY
For the period ended November 1, 2006 through October 31, 2008
	PREFERRED STOCK		COMMON STOCK
					Capital in	Retained	Total
	Number		Number		Excess of Par	Earnings/	Shareholder's
	of Shares	Amount	of Shares	Amount	Value	(Deficit)	Equity

BALANCES, OCTOBER 31, 2006	-	-	24,529,832	24,530	2,775,778	(549,315)	2,250,993

Net income	-	-	-	-	-	65,705	65,705

BALANCES, OCTOBER 31, 2007	-	-	24,529,832	24,530	2,775,778	(483,610)	2,316,698

Valuation of stock options (Note 8)	-	-	-	-	26,077	-	26,077

Net income	-	-	-	-	-	1,563,808	1,563,808

BALANCES, OCTOBER 31, 2008	-	-	24,529,832	$24,530	$2,801,855	$1,080,198	$3,906,583

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF CASH FLOWS

	YEAR ENDED	YEAR ENDED
	OCTOBER 31	OCTOBER 31
	2008	2007

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net income	$1,563,808	$65,705

Adjustments to reconcile net income to net cash provided by
operating activities:
Stock based compensation (note 8)	26,077	-
Gain on sale of natural gas and oil interests	(1,982,293)	-
Depletion and accretion	291,585	972,661

Changes in working capital:
Decrease (increase) in accounts receivable	210,123	(108,497)
Decrease (increase) in prepaid expenses and deposit	(15,808)	-
Increase (decrease) in accounts payable and accrued liabilities	(192,075)	98,763
Interest (decrease) in accrued to related party notes	209	1,981
Increase (decrease) in due to related party	(1,171)	2,875
Increase (decrease) in deferred income taxes	917,717	-

Net cash provided by operating activities	818,172	1,033,488

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Payments on oil and gas interests	(291,150)	(1,400,943)
Proceeds from sale of natural gas and oil interests	3,068,544	-

Net cash provided by (used in) investing activities	2,777,394	(1,400,943)

CASH FLOWS PROVDED BY (USED IN) FINANCING ACTIVITIES

Repayment of loan to related party	(20,714)	(26,835)

Net cash (used in) financing activities	(20,714)	(26,835)

Net increase (decrease) in cash	3,574,852	(394,290)

Cash and cash equivalents, beginning of periods	42,257	436,547

Cash and cash equivalents, end of periods	$3,617,109	$42,257

SUPPLEMENETAL CASH FLOW INFORMATION

Cash paid for Taxes paid	-	-
Cash paid for Interest	(209)	(1,981)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets retirement costs incurred	$7,968	$(1,712)

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
(continued)

OIL AND GAS INTERESTS (continued)

Capitalized costs of oil and gas interests may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved interests.  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying year end prices of oil and gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

REVENUE RECOGNITION

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At October 31, 2008 and 2007, the Company had no overproduced imbalances.

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

INCOME / (LOSS) PER SHARE

Basic income/ (loss) per share is computed based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have the dilutive effect on income/(loss) per share.  The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "as if converted method." The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method.  The table below presents the computation of basic and diluted earnings per share for the year ended October 31, 2008:
	October 31, 2008	October 31, 2007
Basic earnings per share computation:
Income from continuing operations and net income	$1,563,808	65,705
Basic shares outstanding	24,529,832	24,529,832
Basic earnings per share	$0.06	0.00

Diluted earnings per share computation:
Income from continuing operations	$1,563,808	65,705
Basic shares outstanding	24,529,832	24,529,832
Incremental shares from assumed conversions:
Stock options	-	-
Warrants	-	-
Diluted shares outstanding	24,529,832	24,529,832
Diluted earnings per share	$0.06	0.00

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

The calculation for earnings per share excluded 200,000 stock options as these were not in the money as at October 31, 2008 and October 31, 2007.

INCOME TAXES

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of the firm’s assets and liabilities. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. The firm’s tax assets and liabilities are presented as a component of “Other assets” and “Other liabilities and accrued expenses,” respectively, in the consolidated statements of financial condition. Tax provisions are computed in accordance with SFAS No. 109, “Accounting for Income Taxes.”

The firm adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” as of December 1, 2007. A tax position can be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interim period accounting and accounting for interest and penalties. Prior to the adoption of FIN 48, contingent liabilities related to income taxes were recorded when the criteria for loss recognition under SFAS No. 5, “Accounting for Contingencies,” as amended, had been met.

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
(continued)

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at one financial institution.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.  Deposits are insured up to $250,000, the amount that may be subject to credit risk for the year ended October 31, 2008 is $3,367,109.

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

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended October 31, 2008	Year ended October 31, 2007
Expected volatility	100.36%	0.00%
Risk-free interest rate	4.5%	0.00%
Expected life	2 years	0 year
Dividend yield	0.00%	0.00%

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts.  SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities.  It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise’s surveillance or watch list.  The Company is currently evaluating the impact of SFAS No. 163.

In May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, the Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009.  SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows.  Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant.  SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on its financial position and results of operations.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements”. This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on its financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009.  We are currently assessing the impact the adoption of SFAS No. 159 will have on its financial position and results of operations.

2.	ACCOUNTS RECEIVABLE

Accounts  receivable consists of revenues receivable from the operators of the  oil  and  gas  projects  for  the  sale  of oil  and gas by the operators  on their  behalf and are carried at net  receivable  amounts less an  estimate  for  doubtful  accounts.  Management considers all         accounts receivable to be fully collectible at October 31, 2008 and October 31, 2007.  Accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

	October 31, 2008	October 31, 2007
Accounts receivable	$71,377	$281,500
Less: allowance for doubtful account	-	-
	$71,377	$281,500

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

3.	OIL AND GAS INTERESTS

The Company holds the following oil and natural gas interests:
	October 31, 2008	October 31, 2007
Owl Creek Project, Oklahoma	$-	$2,030,731
Three Sands Project, Oklahoma	1,196,600	920,278
Palmetto Point Project, Mississippi	420,000	420,000
Frio-Wilcox Prospect, Mississippi	400,000	400,000
PP F-12-2 and PP F-12-3, Mississippi	133,568	86,862
Asset retirement cost	20,396	28,365
Less: Accumulated depletion and impairment	(1,018,199)	(1,643,367)
	$1,152,365	$2,242,869

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

On August 29, 2008, the Company sold all of its working interests in its Owl Creek Project to an unrelated third party for net proceeds of $3,068,544.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

3.	OIL AND GAS INTERESTS (continued)

Three Sands Project, Oklahoma
On October 6, 2005, the Company acquired a 40% working interest in Vector Exploration Inc’s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs.  For the year ended October 31, 2006, the Company expended $530,081 in exploration costs.  In June 2007, the Company acquired a 40% working interest in William #4-10 well for a total cost of $285,196 and paid a further $17,000 in costs relating to the well.  On March 19, 2008, the Company participated in the KC 80#1-11 well and paid $75,000 for the prepaid drilling costs.  During March and April 2008, the Company expended an additional amount of $48,763 for the intangible and tangible costs, and $161,650 during May to July 2008 for the KC 80#1-11 well.  The total cost of the Three Sands Project as at October 31, 2008 was $1,196,600.  The interests are located in Oklahoma.

Palmetto Point Project, Mississippi
On February 28, 2006, the Company acquired a 10% working interest before production and 8.5% revenue interest after production in a 10 well program at Griffin & Griffin Exploration Inc.’s Palmetto Point Project for a total buy-in cost of $350,000.  On September 26, 2006, the Company acquired an additional two wells within this program for $70,000.  On October 1, 2007, the Company acquired a 10% working interest and participated in drilling two more wells within the Palmetto Point Project, the (PP F-12-2 and PP F-12-3 wells), at a cost of $69,862. On October 25, 2007, the Company paid $17,000 for a sidetrack, a deviation of the existing PP-F-12-3 well at an angle to reach additional targeted oil sands. On January 30, 2008, the Company incurred $36,498 for workovers to install submersible pumps and subsequently paid on February 1, 2008.  The total cost of the Palmetto Point Project, to include costs for the PP F-12-2 and PP F-12-3 wells, is $553,568 as of October 31, 2008.  The interests are located in Mississippi.

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

3.	OIL AND GAS INTERESTS (continued)

Impairment
Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is an impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There was no impairment cost for the years ended October 31, 2008 or 2007, respectively.

Depletion
Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $287,435 and $968,636 for the years ended October 31, 2008 and 2007, respectively.

Capitalized Costs
	October 31, 2008	October 31, 2007
Proved properties	$2,106,564	$3,575,064
Unproved properties	64,000	311,172
Total Proved and Unproved properties	2,170,564	3,886,236
Accumulated depletion expense	(798,660)	(1,221,015)
Impairment	(219,539)	(422,352)
Net capitalized cost	$1,152,365	$2,242,869

Results of Operations
Results of operations for oil and gas producing activities during the years ended are as follows:
	October 31, 2008	October 31, 2007
Revenues	$1,497,908	$1,552,921
Production costs	(266,691)	(163,308)
Depletion and accretion	(291,585)	(972,661)
Results of operations (excluding corporate overhead)	$939,632	$416,952

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

4.	LOANS AND INTEREST PAYABLE TO RELATED PARTIES

The unsecured loans and accrued interest at 6%, previously outstanding at October 31, 2007 was paid in full on January 9, 2008.

	October 31, 2008	October 31, 2007
Loan repayable on December 31, 2007, bears interest at 6% per annum, and is unsecured	$19,070	$19,070
Total loans	19,070	19,070
Plus: accrued interest	2,815	2,606
Total loans and interest payable	21,885	21,676
Less: amount paid	(20,714)	-
Less: exchange gain	(1,171)	-
	$-	$21,676

Interest expensed was $209 and $1,981 for the years ended October 31, 2008 and 2007, respectively.

5.	ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS 143 “Accounting for asset retirement obligations”.  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of October 31, 2008 and October 31, 2007, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No. 143.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

5.	ASSET RETIREMENT OBLIGATIONS (continued)

The information below reflects the change in the asset retirement obligations during the years ended October 31, 2008 and year ended October 31, 2007:

	October 31, 2008	October 31, 2007
Balance, beginning of period	$34,584	$28,847
Liabilities assumed	3,376	18,038
Revisions	(11,344)	(16,326)
Accretion expense	4,1500	4,025
Balance, end of period	$30,766	$34,584

The reclamation obligation relates to the Kodesh, Dye Estate, KC 80 and William wells at the Three Sands Property; and the Palmetto Point Project and CMR-USA39-14 well at the Frio-Wilcox Project.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes in applicable laws and regulations.  Such changes will be recorded in the accounts of the Company as they occur.

6.	COMMON STOCK

PRIVATE PLACEMENTS

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

6.	COMMON STOCK (continued)

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

A summary of the changes in stock options for the year ended October 31, 2008 is presented below:
	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance, October 31, 2006	200,000	$1.00
Granted	-	-
Exercised	-	-
Expired	(200,000)	$1.00
Balance, October 31, 2007	-	$-
Granted	-	-
Exercised	-	-
Granted on November 2, 2007	200,000	0.24
Balance, October 31, 2008	200,000	$0.24

The options granted during the year have no intrinsic value as at October 31, 2008.  The Company has the following options outstanding and exercisable.

October 31, 2008	Options outstanding and exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted Average Exercise Price
$0.24	200,000	1.00 years	0.24

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

6.	COMMON STOCK (continued)

SHARE PURCHASE WARRANTS

Details of the share purchase warrants for the year ended October 31, 2008 are summarized as follow:
Number of Warrants
Balance, October 31, 2006	1,729,832
Warrants issued during the year	-
Warrant exercised during the year	-
Warrants expired during the year	(500,000)
Balance, October 31, 2007	1,229,832
Warrant exercised during the year	-
Warrants expired during the year	-
Warrants expired during the period	(1,229,832)
Balance, October 31, 2008	-

7.	RELATED PARTY TRANSACTIONS

During the years ended October 31, 2008 and 2007, the Company entered into the following transactions with related parties:

a)
On January 9, 2008, the Company repaid the remaining $17,899 of the loans and the accrued interest of $2,815 to related party totaling $20,714.  The difference of $1,171 was due to exchange variations in the Canadian Currency; accordingly, the outstanding loan was decreased by $1,171.

b)	Interest expense on loans payable to related parties totaled $209 and $1,981 for the years ended October 31, 2008 and October 31, 2007 respectively.

c)	The Company paid $61,800 (2007 - $55,800) in management fees and reimbursement of office space to the President of the Company.

d)	The Company paid $48,128 (2007 - $27,100) to Downtown Consulting, a related entity, for administration services, and $12,084 (2007 - $ nil) for consulting.

e)	On November 2, 2007, the Company granted a non-qualified stock option with respect to 200,000 shares to the President. (see note 7 - Stock Options)

f)	The Company paid $42,500 (2007 - $ nil) in management fees to the director of the Company.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

8.	INCOME TAXES

Income tax expense (benefit) for the years ended October 31, 2008 and for the year ended October 31, 2007 consists of the following:

	October 31, 2008	October 31, 2007
Current Taxes	$580,000	$-
Deferred Taxes	337,717	276,713
Less: valuation allowance	-	(276,713)
Net income tax provision (benefit)	$917,717	$-

The effective income tax rate for years ended October 31, 2008 and the year ended October 31, 2007 differs from the U.S. Federal statutory income tax rate due to the following:

	October 31,	October 31,
	2008	2007
Federal statutory income tax rate	(34.0%)	(34.0%)
State income taxes, net of federal benefit	(3.91%)	(3.91%
Permanent differences in debt	0%	0.00%
Increase in valuation allowance	37.91%	37.91%
Net income tax provision (benefit)	—	—

The components of the deferred tax assets and liabilities as of October 31, 2008 and as of October 31, 2007 are as follows:

	October 31,	October 31,
	2008	2007
Deferred tax assets:
Federal and state net operating loss carryovers	$-	$679,446
Excess percentage depletion	29,733	114,915
Asset Retirement liability	11,664	13,111
Exploration Costs	0	0
Stock – based compensation	0	0
Accrued Interest	0	0
Deferred tax asset	$41,397	$807,472

Deferred tax liabilities:
Intangible drilling costs and other exploration costs
Capitalized for financial reporting purposes	(379,114)	(530,759)
Net deferred tax asset/(Liability)	(337,717)	276,713
Less: valuation allowance	-	(276,713)
Deferred tax liability	$(337,717)	$—

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

8.	INCOME TAXES (continued)

The Company has a no net operating loss carryover as of October 31, 2008.

The Company has provided a valuation allowance for the deferred tax asset at October 31, 2007 as the likelihood of the realization of the tax benefit of the net operating loss carry forward cannot be determined. The valuation allowance decreased by approximately $276,713 for the year ended October 31, 2008.

9.	UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of October 31, 2008 and 2007 were prepared by independent petroleum engineers.  There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.  In addition,  reserve  estimates of new discoveries that have  little  production  history  are  more  imprecise  than  those of properties with more production history.  Accordingly, these estimates are expected to change as future information becomes available.

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

Unaudited net quantities of proved developed reserves of crude oil and natural gas (all located within United States) are as follows:

	Crude Oil	Natural Gas
Changes in proved reserves	(Bbls)	(MCF)
Estimated quantity, October 31, 2006	30,237	38,210
Revisions of previous estimate	68,791	51,185
Discoveries	37,957	77,283
Production	(21,072)	(21,283)
Estimated quantity, October 31, 2007	115,913	145,395
Revisions of previous estimate	8,942	(16,327)
Discoveries	6,112	28,385
Reserves sold to third party	(96,081)	(31,082)
Production	(12,465)	(27,620)
Estimated quantity, October 31, 2008	22,421	98,751

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

9.    UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

Proved Reserves at year end	Developed	Undeveloped	Total
Crude Oil (Bbls)
October 31, 2008	8,781	13,640	22,421
October 31, 2007	103,073	12,840	115,913
Gas (MCF)
October 31, 2008	98,751	-	98,751
October 31, 2007	145,395	-	145,395

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

	October 31, 2008	October 31, 2007
Future Cash inflows	$2,710,996	$12,069,056
Future production costs	(713,411)	(1,330,992)
Future development costs	(183,446)	(322,845)
Future income tax expense	(300,744)	(2,510,266)
Future cash flows	1,513,395	7,904,953
10% annual discount for estimated timing of cash flows	(412,141)	(3,921,816)
Standardized measure of discounted future next cash	$1,101,254	$3,983,137

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

9.	UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

UNAUDITED STANDARIZED MEASURE (continued)

The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows.

Standardized measure of discounted cash flows:	October 31, 2008	October 31, 2007
Beginning of year	$3,983,137	$84,216
Sales and transfers of oil and gas produced, net production costs	(1,231,217)	(1,389,613)
Net changes in prices and production costs and other	(712,514)	1,267,335
Net changes due to discoveries	1,131,971	1,335,191
Changes in future development costs	139,399	322,845
Revisions of previous estimates	-	2,676,922
Other	-	27,405
Net change in income taxes	(2,209,522)	(747,762)
Accretion discount	-	406,598
Future cash flows	(2,881,883)	3,898,921
End of year	$1,101,254	$3,983,137

10.	MAJOR CUSTOMERS

We collected $953,846 (2007: $1,396,985) or 64% of our revenues from one of our operators during the year ended October 31, 2008. As of October 31, 2008, $0 was due from this operator (2007: $262,534).

11.	SEGMENT REPORTING

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

As of October 31, 2008 and 2007, the Company had one operating segment, oil and gas exploration and development.