Form 10-K/A
period 2008-10-31
BRINX RESOURCES LTD
filed 2009-09-18
CIK 1212641

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ]Yes     [X]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $5,670,036 as of April 30, 2008

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  24,529,832 as of January 26, 2009

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-K for the fiscal year ended October 31, 2008, as originally filed with the SEC on January 29, 2009 to (1) revise Item 9A to report on management’s assessment of internal control over financial reporting, and (2) file a currently dated certification by our principal executive and principal financial officer.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the fiscal year ended October 31, 2008 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K on January 29, 2009.

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

Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008, being the date of our most recently completed fiscal year end.  This evaluation was conducted under the supervision and with the participation of our sole officer, Leroy Halterman.  Based on this evaluation, Mr. Halterman concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

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

•	We rely on an external consultant for administration functions, some of which do not have standard procedures in place for formal review by our sole officer.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our sole officer has assessed the effectiveness of our internal controls over financial reporting as of October 31, 2008.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting his evaluation, our sole officer considered advice from our Independent Registered Public Accounting Firm, Chisholm, Bierwolf & Nilson, LLC (“Chisholm”) that based on several minor corrections to our financial statements and related disclosures proposed by Chisholm, there may be material weaknesses in our internal controls over financial reporting.  Specifically, the following deficiencies are noted:

•	We do not have an Audit Committee. Although we are not legally required to have one, this means that we do not have entity control over our financial statements.

•	While our external consultants provide sufficient documentation of our financial statements preparation and review procedures, our sole officer must rely on such documentation.

•
We do not have proper segregation of duties for the preparation of our financial statements, resulting in journal entries being prepared and approved by the same person and lack of entity control over the preparation of financial statements.

As a result of these deficiencies in our internal controls, our sole officer concluded further that the design and operation of our disclosure controls and procedures may not be effective and that our internal control over financial reporting was not effective.

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

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Change Pursuant to NRS 78.209 (2)
3.4	Amended Bylaws (3)
3.5	Amendment to the Articles of Incorporation (3)
16.1	Letter from Gordon, Hughes & Banks, LLP dated April 25, 2008 (4)
31.1	Rule 15d-14(a) Certification
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

(1)	Incorporated by reference to the exhibits to the registratnt's registration statement on Form SB-1, file number 333-102441.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated December 3, 2008, filed January 13, 2009.
(4)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated April 21, 2008, filed April 25, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINX RESOURCES LTD.

Date: September 18, 2009	By:	/s/ Leroy Halterman
Leroy Halterman, President