Form 10-Q/A
period 2009-01-31
BRINX RESOURCES LTD
filed 2009-09-18
CIK 1212641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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
[  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  24,529,832 shares of Common Stock, $0.001 par value, as of March 6, 2009

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-Q for the quarter ended January 31, 2009, as originally filed with the SEC on March 9, 2009 to (1) revise Item 4 to report on management’s assessment of internal control over financial reporting, and (2) file a currently dated certification by our principal executive and principal financial officer.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter ended January 31, 2009 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on March 9, 2009.

PART I.   FINANCIAL INFORMATION

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

•	We rely on an external consultant for bookkeeping functions, some of which do not have standard procedures in place for formal review by our sole officer.

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

Part II.    OTHER INFORMATION

Item 6.     Exhibits.

Regulation S-X Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Change Pursuant to NRS 78.209 (2)
3.4	Amended Bylaws (3)
3.5	Amendment to the Articles of Incorporation (3)
31.1	Rule 15d-14(a) Certification
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1, file number 333-102441.

(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated September 26, 2004, filed September 27, 2004.

(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated December 3, 2008, filed January 13, 2009.

SIGNATURES

BRINX RESOURCES LTD.

Date: September 18, 2009	By:	/s/ Leroy Halterman
Leroy Halterman
President, Secretary & Treasurer
(principal executive and financial officer)