Form 10-Q/A
period 2009-04-30
BRINX RESOURCES LTD
filed 2009-09-18
CIK 1212641

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

We are filing this Amendment No. 1 to Form 10-Q for the quarter ended April 30, 2009, as originally filed with the SEC on June 11, 2009 to (1) revise Item 4 to report on management’s assessment of internal control over financial reporting, and (2) file a currently dated certification by our principal executive and principal financial officer.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter ended April 30, 2009 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on June 11, 2009.

PART I.    FINANCIAL INFORMATION

Item 4.  Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our sole officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2009, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our sole officer, Leroy Halterman.  Based on this evaluation, Mr. Halterman concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

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