Form 10-Q
period 2010-01-31
BRINX RESOURCES LTD
filed 2010-03-11
CIK 1212641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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
[  ] Yes                      [  ] No (Not Required)

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
[  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  24,629,832 shares of Common Stock, $0.001 par value, as of March 11, 2010

BRINX RESOURCES LTD.

Part I.       UNAUDITED FINANCIAL INFORMATION

Item 1.            Interim Financial Statements

BRINX RESOURCES LTD.
BALANCE SHEETS

	JANUARY 31,	OCTOBER 31,
	2010	2009
ASSETS	(UNAUDITED)	(AUDITED)

Current assets
Cash and cash equivalents	$1,570,927	$1,947,950
Accounts receivable	80,338	97,198
Income taxes receivable	254,000	253,814
Prepaid expenses and deposit	368,400	270,610

Total current assets	2,273,665	2,569,572

Undeveloped mineral interests, at cost	811	811

Oil and gas interests, full cost method of accounting,
net of accumulated depletion	1,723,789	1,637,010

Total assets	$3,998,265	$4,207,393

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$51,957	$75,185

Total current liabilities	51,957	75,185

Asset retirement obligations	38,121	37,011

Total liabilities	$90,078	$112,196

Commitments and contingencies

Stockholders' equity
Preferred stock - $0.001 par value; authorized - 1,000,000 shares
Issued - none	-	-

Common stock - $0.001 par value; authorized - 100,000,000 shares
Issued and outstanding - 24,529,832 shares	24,530	24,530

Capital in excess of par value	2,817,549	2,801,991

Retained earnings	1,066,107	1,268,676

Total stockholders' equity	3,908,186	4,095,197

Total liabilities and stockholders' equity	$3,998,265	$4,207,393

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS
	PERIOD ENDED
	JANUARY 31,
	2010	2009

REVENUES
Natural gas and oil sales	$121,025	$68,129

DIRECT COSTS
Production costs	17,578	30,414
Depletion and accretion	37,539	43,205
General and administrative	268,477	117,339

Total Expenses	(323,594)	(190,958)

OPERATING INCOME (LOSS)	(202,569)	(122,829)

OTHER INCOME AND EXPENSE
Interest income	-	1,291

NET INCOME (LOSS) FOR THE PERIODS	$(202,569)	$(121,538)

Net Income Per Common Share
- Basic	$(0.008)	$(0.005)
- Diluted	$(0.008)	$(0.005)

Weighted average number of common shares outstanding
- Basic	24,529,832	24,529,832
- Diluted	24,529,832	24,529,832

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	FOR THE THREE MONTHS
	PERIOD ENDED
	JANUARY 31,
	2010	2009
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income (loss)	$(202,569)	$(121,538)

Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Stock based compensation (note 6)	15,558	-
Depletion and accretion	37,539	43,205

Changes in working capital:
Decrease (Increase) in accounts receivable	16,860	27,108
Decrease (Increase) in prepaid expenses and deposit	(97,790)	3,308
Increase (Decrease) in accounts payable and accrued liabilities	(23,228)	11,858
Increase (Decrease) in income taxes receivable	(186)	-
Increase (Decrease) in income taxes payable	-	(580,000)

Net cash provided by (used in) operating activities	(253,816)	(616,059)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Payments on oil and gas interests	(123,207)	(108,345)

Net cash provided by (used in) investing activities	(123,207)	(108,345)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash provided by (used in) financing activities	-	-

Net cash (used in) financing activities	-	-

Net increase (decrease) in cash	(377,023)	(724,404)

Cash and cash equivalents, beginning of periods	1,947,950	3,617,109

Cash and cash equivalents, end of periods	$1,570,927	$2,892,705

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes paid	$1,386	$-
Interest paid	$-	-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Assets retirement costs incurred	$(1,110)	$(923)
Investment in natural oil and gas working interests included in	$36,917	$-
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

The accompanying financial statements of the Company are unaudited.  In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation.  The results of operations for the three months period ended January 31, 2010 are not necessarily indicative of the operating results for the entire year.  These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended October 31, 2009.

Except for the historical information contained in this Form 10-Q, this Form contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ materially from those discussed in this Report.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-K for the year ended October 31, 2009.

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

REVENUE RECOGNITION

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At January 31, 2010 and 2009, the Company had no overproduced imbalances.

INCOME / (LOSS) PER SHARE

Basic income/ (loss) per share is computed based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have the dilutive effect on income/ (loss) per share.  The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "as if converted method." The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method.  Hence 500,000 options were excluded from the earnings per share calculation for the three months period ended January 31, 2010, since they were considered to be anti-dilutive.  The table below presents the computation of basic and diluted earnings per share for the three months periods ended January 31, 2010 and 2009:

	January 31, 2010	January 31, 2009
Basic earnings per share computation:
Income (Loss) from continuing operations and net income	$(202,569)	$(121,538)
Basic shares outstanding	24,529,832	24,529,832
Basic earnings per share	$(0.008)	$(0.005)

Diluted earnings per share computation:
Income (Loss) from continuing operations	$(202,569)	$(121,538)
Basic shares outstanding	24,529,832	24,529,832
Incremental shares from assumed conversions:
Stock options	-	-
Warrants	-	-
Diluted shares outstanding	24,529,832	24,529,832
Diluted earnings per share	$(0.008)	$(0.005)

The calculation for earnings per share excluded stock options as these were not in the money as at January 31, 2010 and 2009, respectively and have an anti-dilutive effect.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at one financial institution.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal, however, the at risk amounts were $1,320,927 for the three month period ended January 31, 2010 and $1,697,950 for the year ended October 31, 2009.

The Company has recorded trade accounts receivable from the business operations. Management periodically evaluates the collectability of the trade receivables and believes that the Company’s receivables are fully collectable and that the risk of loss is minimal.

COMPREHENSIVE INCOME

There are no adjustments necessary to net (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with FSB ASC 220-10 (prior authoritative literature: SFAS No. 130), "Reporting Comprehensive Income".

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

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three months periods ended
	January 31, 2010	January 31, 2009
Expected volatility	149%	0.00%
Risk-free interest rate	0.11%	0.00%
Expected life	2 years	0 years
Dividend yield	0.00%	0.00%

2.         ACCOUNTS RECEIVABLE

Accounts receivable consists of revenues receivable from the operators of the oil and gas projects for the sale of oil and gas by the operators on their behalf and are carried at net receivable amounts less an estimate for doubtful accounts.  Management considers all accounts receivable to be fully collectible at January 31, 2010 and October 31, 2009.  Accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

	January 31, 2010	October 31, 2009
Accounts receivable	$80,338	$97,198
Less: allowance for doubtful account	-	-
	$80,338	$97,198

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3.	OIL AND GAS INTERESTS

The Company holds the following oil and natural gas interests:

	January 31, 2010	October 31, 2009
2008-3 Drilling Program, Oklahoma	$258,716	$258,980
2009-2 Drilling Program, Oklahoma	109,881	82,935
2009-3 Drilling Program, Oklahoma	180,448	137,356
2009-4 Drilling Program, Oklahoma	53,434	-
Kings City Prospect, California	100,000	100,000
Three Sands Project, Oklahoma	1,197,523	1,197,523
Palmetto Point Project, Mississippi	420,000	420,000
Frio-Wilcox Prospect, Mississippi	400,000	400,000
PP F-12-2, PP F-12-3, PP F-12-4 and PP F-52, Mississippi	221,820	221,820
Asset retirement cost	22,949	22,949
Less: Accumulated depletion and impairment	(1,240,982)	(1,204,553)
	$1,723,789	$1,637,010

2008-3 Drilling Program, Oklahoma

On January 12, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation’s 2008-3 Drilling Program for a total buy-in cost of $28,581.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The Before Casing Point Interest “BCP” shall be 6.25% and the After Casing Point Interest “ACP” shall be 5.00%.  During January to July 2009, the Company expended an additional $213,925.  The well, Wigley#1-11, was abandoned on March 2009, and the cost of $23,510 was moved to the proved properties.  Selman #1-21 and Bagwell#1-20 started producing on May 2009, Ard#1-36 started producing on June 2009, and Selman#2-21 started producing on July 2009.  The interests are located in Garvin County, Oklahoma.

2009-2 Drilling Program, Oklahoma

On June 15, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation’s 2009-2 Drilling Program for a total buy-in cost of $26,563.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The Before Casing Point Interest “BCP” shall be 6.25% and the After Casing Point Interest “ACP” shall be 5.00%.  The well, James#1-18, was abandoned on September 21, 2009.  The cost of $33,663 was moved to the proved properties.  Little Chief#1-3 was abandoned on November 17, 2009.  The cost of $29,674 was moved to the proved properties.  The interests are located in Garvin County, Oklahoma.

2009-3 Drilling Program, Oklahoma

On August 12, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-3 Drilling Program for a total buy-in cost of $37,775.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The Before Casing Point Interest, “BCP”, shall be 6.25% and the After Casing Point Interest, “ACP”, shall be 5.00%.  The total costs, including drilling costs, for the three month period ended January 31, 2010 was $180,448.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3.           OIL AND GAS INTERESTS (continued)

2009-4 Drilling Program, Oklahoma

On December 19, 2009, the Company acquired a 5.00% working interest in Ranken Energy Coporation’s 2009-4 Drilling Program for a total buy-in cost of $10,812.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The Before Casing Point Interest, “BCP”, shall be 6.25% and the After Casing Point Interest, “ACP”, shall be 5.00%.  The total costs, including drilling costs, for the three month period ended January 31, 2010 was $54,434.

Kings City Prospect, California

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

Three Sands Project, Oklahoma

On October 6, 2005, the Company acquired a 40% working interest in Vector Exploration Inc’s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs.  For the year ended October 31, 2006, the Company expended $530,081 in exploration costs.  In June 2007, the Company acquired a 40% working interest in William #4-10 well for a total cost of $285,196 and paid a further $17,000 in costs relating to the well.  On March 19, 2008, the Company participated in the KC 80#1-11 well and paid $75,000 for the prepaid drilling costs.  During March and April 2008, the Company expended an additional amount of $48,763 for the intangible and tangible costs, and $161,650 during May to July 2008 for the KC 80#1-11 well.  The total cost of the Three Sands Project as at January 31, 2010 was $1,197,523.  The interests are located in Oklahoma.

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

On January 30, 2008, the Company incurred $36,498 for workovers to install submersible pumps and subsequently paid on February 1, 2008.  During November 2008 to July 2009, the Company incurred $44,623 for Belmont Lake Project.  The total cost of the Palmetto Point Project, to include costs for the PP F-12-2, PP F-12-3, PP F-12-4 and PP F-52 wells, was $641,820 as of January 31, 2010.  The interests are located in Mississippi.

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3.           OIL AND GAS INTERESTS (continued)

On June 21, 2007, the Company assigned all future development obligations for any new well at its Frio-Wilcox Prospect to a third party.  The Company maintained its original interest, rights, title and benefits to all seven wells drilled with the Company’s participation at the Frio-Wilcox Prospect property between August 3, 2006 and June 19, 2007, specifically wells CMR-USA-39-14, Dixon #1, Faust #1 TEC F-1, CMR/BR F-14, RB F-1 Red Bug #2, BR F-33, and Randall #1 F-4, and any offset wells that could be drilled to any of these specified wells.

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is an impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There was no impairment cost for the three months periods ended January 31, 2010 or 2009, respectively.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $36,429 and $42,282 for the three months periods ended January 31, 2010 and 2009, respectively.

Capitalized Costs
	January 31, 2010	October 31, 2009
Proved properties	$2,562,873	$2,571,104
Unproved properties	401,898	270,459
Total Proved and Unproved properties	2,964,771	2,841,563
Accumulated depletion expense	(1,021,443)	(985,014)
Impairment	(219,539)	(219,539)
Net capitalized cost	$1,723,789	$1,637,010

Results of Operations

Results of operations for oil and gas producing activities during the three months periods ended are as follows:
	January 31, 2010	January 31, 2009
Revenues	$121,025	$68,129
Production costs	(17,578)	(30,414)
Depletion and accretion	(37,539)	(43,205)
Results of operations (exclusing corporate overhead)	$65,908	$(5,490)

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.           ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20 “Accounting for Asset Retirement Obligations”  which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This policy requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of January 31, 2010 and October 31, 2009, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with “Accounting for Asset Retirement Obligations”.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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

The information below reflects the change in the asset retirement obligations during the three months period ended January 31, 2010 and the year ended October 31, 2009:

	January 31, 2010	October 31, 2009
Balance, beginning of period	$37,011	$30,766
Liabilities assumed	-	9,206
Revisions	-	(6,653)
Accretion expense	1,110	3,692
Balance, end of period	$38,121	$37,011

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

On October 30, 2009, the Company granted a non-qualified stock option with respect to 200,000 shares to the CFO.  The exercise price is $0.10 per share.  The Option will fully vest in six months and expire in two years from the Grant Date.  The Company recorded a total of $6,263 and $136 and for stock compensation expenses for the three months ended January 31, 2010 and the year ended October 31, 2009.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5.	COMMON STOCK (continued)

On November 2, 2009, the Company granted a non-qualified stock option with respect to 300,000 shares to the President.  The exercise price is $0.10 per share.  The Option will fully vest in six months and expire in two years from the Grant Date.  The Company recorded a total of $9,295 for stock compensation expenses for the three months ended January 31, 2010.

A summary of the changes in stock options for the three months ended January 31, 2010 is presented below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance, October 31, 2008	200,000	$0.24
Grant on October 30, 2009	200,000	0.10
Exercised	-	-
Balance, October 31, 2009	400,000	$0.17
Granted on November 2, 2009	300,000	0.10
Expired on November 2, 2009	(200,000)	0.24
Exercised	-	-
Balance, January 31, 2010	500,000	$0.10

The Company has the following options outstanding and exercisable.

January 31, 2010	Options outstanding and exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted Average Exercise Price
$0.10 $0.10	200,000 300,000	1.74 years 1.75 years	0.10 0.10

6.         RELATED PARTY TRANSACTIONS

During the three months periods ended January 31, 2010 and 2009, the Company entered into the following transactions with related parties:

a)	The Company paid $15,000 (2009 - $15,000) in management fees and reimbursement of office space $1,200 (2009 - $1,200) to the President of the Company.

b)	The Company paid $15,000 (2009 - $15,000) to a related entity, for administration services, and $nil (2009 - $10,000) for consulting.

c)	The Company paid $22,500 (2009 - $22,500) in management fees to the director of the Company.

7.    COMMITMENTS

(a)     The Company has a month to month rental agreement with its office in New Mexico.

(b)	The Company shall be responsible for 40% (i.e. $8,000) of additional expense on seismic survey for Kings City Farmout Modification Agreement.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8.     SUBSEQUENT EVENTS

The Company has entered into the agreement with a company providing for corporate development services for consideration of 100,000 restricted shares of the Corporation and two payments of $4,000 which had been paid during the three months ended January 31, 2010.  The shares were issued on February 1, 2010, and the share issue cost was $27,000.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent oil and gas company engaged in exploration, development and production of oil and natural gas. As production of these products continues, they will be sold to purchasers in the immediate area where the products are extracted.

Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims.  Based on the geological report and recommendation prepared by Leroy Halterman, who was our geological consultant at that time, we completed geological mapping, sampling and assaying in connection with the first phase of a staged exploration program during the fiscal year ended October 31, 2004.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the fiscal years ended October 31, 2009 or 2008 or the three months ended January 31, 2010.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

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

2008-3 Drilling Program, Oklahoma.  On January 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2008-3 Drilling Program for a total buy-in cost of $28,581.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  From January 2009 to July 2009, we expended an additional $213,925.  The total cost of the 2008-3 Drilling Program as of January 31, 2010 was $258,716.  The interests are located in Garvin County, South Central Oklahoma.

This program is composed of four 3-D seismically defined separate prospects with one exploratory well in three of the prospects and two in the fourth prospect.  Targeted pay zones include the prolific Bromide Sands, Viola Limestone, Deese Sandstone and Layton Sandstone.  One of the wells has very similar geology and structure to the Bromide sands in the Owl Creek field.

Five wells were drilled during 2009.  Production casing was set on four of the five wells and the fifth well was deemed non commercial and was plugged and abandoned.   All four completed wells are producing commercial quantities of oil and gas with one well producing most of the oil.  As of January 31, 2010 the wells in this program have produced a total of 95,720 Bbls of oil and 36,474 Mcf of natural gas.

2009-2 Drilling Program, Oklahoma.  On June 15, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-2 Drilling Program for a total buy-in cost of $26,563.  We agreed to participate in the drilling operations to casing point in the initial test well of each of three prospects.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The interests are located in Garvin County, Oklahoma.  A total of three wells were drilled in this program and targeted pay zones that were the same as in the 2008-3 program.  The zones included the prolific Oil Creek, Bromide Sands, Viola, Deesse and Layton Sandstone. This program is composed of three 3-D seismically defined separate prospects.   All wells were drilled in the last fiscal quarter of 2009. Two of the wells were deemed non-commercial and were plugged and abandoned.  Production casing was set on one of the three wells and completion efforts have started; however, freezing rain and snow have forced us to halt completion efforts until the location becomes accessible.

2009-3 Program, Oklahoma. On August 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-3 Drilling Program for a total buy-in cost of $37,775.  We agreed to participate in the drilling operations to casing point in the initial test well on each of four prospects.   The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The total costs, including drilling costs, for the three month period ended January 31, 2010 was $180,448.  The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands. This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the four prospects.   All four of the wells have been drilled and production casing has been set on all four.  Two of the wells had successful drill stem test that flowed oil and gas to the surface.  Electric and radiation logs indicate multiple pay zones in all four wells.

One of the four wells in this program was completed in late January as a flowing oil and gas well.  The well was flowing naturally at rates between 400 and 500 barrels of fluid per day with an oil cut of between 50 and 70% oil.  Natural gas was being produced at a rate of over 400 mcf per day.  The well only produced for a few days before the recent snow and ice storms forced shutting the well in because the produced oil and water could not be hauled away from the location and the storage tanks for these liquids were full.   The few days of production prior to the well being shut-in in late January totaled 1,478 barrels of oil and 860 mcf of natural gas.

2009-4 Program, Oklahoma. On December 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-4 Drilling Program for a total buy-in cost of $10,812.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.   The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The total costs, including drilling costs, for the three month period ended January 31, 2010 was $54,434.  The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands. This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.   Drilling of the first well started in early February and reached total depth on February 20, 2010.  The well was logged and production casing set.  The well intercepted three potential productive horizons. The lowest horizon flowed oil and gas on a drill stem test.  Weather continues to be a problem with heavy rain, snow and ice storms causing flooding and other delays, this well may not be completed for at least one month.

Three Sands Project

On October 6, 2005, we acquired a 40% working interest in Vector Exploration Inc.’s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs (the “Three Sands Project”).  The Three Sands Project is located in Oklahoma.  For the year ended October 31, 2006, we expended $530,081 in exploration costs.  In June 2007, we acquired a 40% working interest in the William #4-10 well for a total cost of $285,196 and paid a further $17,000 in costs relating to the well.  On March 19, 2008, we participated in the KC 80 #1-11 well and paid $75,000 for the prepaid drilling costs.  During March and April 2008, we expended an additional amount of $48,763 for the intangible and tangible costs, and $161,650 during May to July 2008.  The total cost of the Three Sands Project as of January 31, 2010 was $1,197,523.  Our working interest in the Three Sands Project includes leasehold interests, one re-entry production well, and two drilling wells.  We also participate in drilling operations and related costs, in proportion to our working interest.

Drilling of the Kodesh #1 disposal well was completed on October 3, 2005 and drilling of the Kodesh #2 well was completed on October 23, 2005. Completion and equipping of these wells took place during mid-December 2005 through early January 2006.  The Kodesh #1 is being used as a salt water disposal well.  The Kodesh #2 well no longer produces oil on a daily basis, but there is a small amount of natural gas being produced. As of January 2010, it has produced 3,690 Bbls of oil and 6,763 Mcf of natural gas.  At the time of this report, the Kodesh #2 well is not producing oil because of a failure of the downhole pump which needs either to be repaired or replaced.  We plan to increase both oil and gas production in this well by perforating new zones in Kodesh #2 during the second or third quarter of this year.  The downhole pump will also be replaced.

During January 2007, we re-entered the Dye Estate #1 well.  Production of natural gas from the Dye Estate #1 well commenced in mid-August 2007.  As of January 31, 2010, the Dye Estate #1 well has produced 4,999 Mcf of natural gas and is currently averaging natural gas production at a rate of 3 Mcf per day. Water from the Dye Estate #1 well is being disposed in the Kodesh #1 disposal well.

We commenced drilling the William #4-10 well in early June 2007, reaching a total depth of 4,810 feet in mid-June 2007.  Electric and radiation logs indicated that the William #4-10 well contained four potential commercial pay zones, the Wilcox Sand, Mississippi Lime, Layton Sand and the Tonkawa Sand.  Completion of the lowest zone, the Wilcox Sand, occurred in mid-August 2007.  Production from the William #4-10 well started in mid-October 2007. During the first quarter of 2008, we perforated, fracture treated and tested the Mississippi Lime and the lower Layton Sand to increase the production rate of both gas and oil from the William #4-10 well and provide data regarding the potential of these formations for the remainder of the leases on the Three Sands Project.  As of January 31, 2010, the William #4-10 well has produced 2,213 Bbls oil and 39,977 Mcf of gas.

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

Completion of the KC 80 #1-11 well started in late April 2008.  The lowest pay zone, the Mississippian was acidized and partially fracture treated.  In early August a similar treatment was given to the Chat zone or the horizon that lies above the lowest pay zone. As of January 31, 2010, the KC 80 #1-11 well is producing at a rate of 5 Bbls of oil and 35 Mcf of natural gas daily.  As of January 31, 2010, the KC 80 #1-11 has produced 4,703 Bbls of oil and 23,350 Mcf of natural gas.

It should be noted that all wells in the Three Sands Project were shut-in for most of the month of January while the operator was changing natural gas purchasers.  As of January 31, 2010, all wells were back producing.  During the three-month period ended January 31, 2010, 354 Bbls of oil and 8,761 Mcf of natural gas were produced at the Three Sands Project.

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

On January 30, 2008, we incurred $36,498 for workovers to install submersible pumps.  During November 2008 to July 2009, we incurred $44,623 for the Belmont Lake Project.  The total cost of the Palmetto Point Project, including costs for the PP F-12-2, PP F-12-3, PP F-12-4 and PP F-52 wells, was $641,820 as of January 31, 2010.

As of October 31, 2007, Griffin & Griffin, operator of the Palmetto Point Project, drilled all ten of the wells in the Palmetto Point Project.  Eight of the wells were successful and two were dry holes which were not completed.  Seven of the eight successful wells were completed and are currently producing.  One of the eight wells, the PP F-12, was completed as a flowing oil well in early October 2007.  The PP F-12 well flowed oil at rates of over 100 Bbls per day and in December 2007 was offset by two additional wells in the project, the PP F-12-2 and PP F-12-3.  The PP F-12-2 was a dry hole and the PP F-12-3 was completed as a flowing oil well.

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

In early September 2008, flood waters had receded sufficiently and work began on placing the PP F-12 and PP F12-3 back on line and producing oil.  Gas lift pumps were installed on both wells and other modification and additional equipment such as compressors were also installed.  At the end of January 2010, both wells were producing oil at combined rates of between 25 and 40 barrels of oil per day.  This reduction in production rates is largely the result of flooding which has not allowed for the wells to be serviced.  When flood waters have receded, we plan to service the two producing wells and to drill an additional well to better drain the reservoir.  Depending upon the thickness of the pay zone intercepted in the new well, it may be converted to a horizontal well to increase production.

For the three months period ending January 31, 2010, a total of 3,941 Bbls of oil and 6187 MCF of natural gas were produced at the Palmetto Point Project.

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

On June 21, 2007, we assigned our interests and all future development obligations for any new wells in the Mississippi Frio-Wilcox Joint Venture to Lexaria for the sum of $1. We believe the assigned interests to be of nominal value.   We have maintained our original interest, rights, title and benefits to all seven wells drilled with our participation at the Mississippi Frio-Wilcox Joint Venture between August 3, 2006 and June 19, 2007, specifically wells CMR-USA-39-14, Dixon #1, Faust #1 TEC F-1, CMR/BR F-14, RB F-1 Red Bug #2, BR F-33, and Randall #1 F-4, and any offset wells that could be drilled to any of these specified wells.  We do not anticipate expending additional exploration funds on the project

As of January 31, 2010, we have expended $400,000 in connection with the Mississippi Frio-Wilcox Joint Venture, including leasing, title, drilling, and casing.

Nine wells were drilled on the Mississippi Frio-Wilcox Joint Venture, of which, five wells were initially deemed successful and four wells were dry holes and were not completed.  One of the five wells initially deemed to be successful was the BR F-24.  However, subsequent testing of the BR F-24 indicated that it was not commercially viable and the well was plugged and abandoned in 2007.  The four remaining successful wells were the Faust #1, USA 39-14, USA 1-37 and the BR F-33.  The USA 39-14 has been completed and is now producing natural gas.  As of January 31, 2010, these four wells were shut-in natural gas wells with no production.  No further exploration wells are currently planned for this project.

King City Oil Field

We entered into an agreement with Sunset Exploration effective May 25, 2009, to explore for oil and gas on 10,000 acres located in west central California.  The agreement calls for us to earn a 20% working interest in project by funding a maximum of 50% of a $200,000 geophysical survey composed of gravity and seismic surveys and agreeing to carry Sunset Exploration for 40% of dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres will be proportionate to each parties working interest.  The geophysical surveys have already started and most have been completed. However, one line in the new series of seismic profiles has not been completed as the result of heavy rains. Data acquired and processed thus far indicates several potential drill targets.

International Exploration and Acquisition Program

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

Mineral Interests

Antelope Pass.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the three-month period ended January 31, 2010 or during the fiscal years ended October 31, 2009 and 2008.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.   All Bureau of Land Management fees and filing have been paid and performed making the claim valid until at least September 1, 2010.

Results of Operations

Three months ended January 31, 2010 compared to the three months ended January 31, 2009.  We realized revenues of $121,025 during the three months ended January 31, 2010, compared with $68,129 during the three months ended January 31, 2009, an increase of $52,896, due to additional wells producing and an increase in commodity prices.  During the three-month period ended January 31, 2010, 31,623 Bbls of oil and 22,647 Mcf of gas were produced at our oil and gas properties, as compared to 1,313 Bbls of oil and 4,350 Mcf of gas for the three months ended January 31, 2009.

We incurred production costs of $17,578 during the three months ended January 31, 2010, compared with $30,414 during the three months ended January 31, 2009, a decrease of $12,836.  The decrease in our production costs is related to fewer reworks of producing wells.

Our depletion and accretion costs were $37,539 during the three months ended January 31, 2010, compared with $43,205 during the three months ended January 31, 2009, a decrease of $5,666.  The decrease in our depletion costs is related to an increase in the reserves of the Company from the addition of new wells.

Our general and administrative costs increased to $268,477 for the three months ended January 31, 2010, from $117,339 for the three months ended January 31, 2009.  The increase is primarily attributable to increases in consulting fees of $73,410 and management fees of $37,500.  We are attempting to expand our property base by locating other resources properties.  Accordingly, we have hired consultants to gather data on properties that may be of interest to us.  As of the date of this filing, we have not found a suitable acquisition.

For the three months ended January 31, 2010, we incurred a net loss of $202,569, compared to a net loss of $121,538 for the three months ended January 31, 2009.  The loss was largely attributable to the increase in our general and administrative costs.

As a result of our net loss for the quarter, we had retained earnings of $1,066,107 at January 31, 2010.

Liquidity and Capital Resources

As of January 31, 2010, we had cash of $1,570,927 and working capital of $2,221,708, compared to cash of $1,947,950 and working capital of $2,494,387 as of October 31, 2009.  Our accounts receivable decreased to $80,338 at January 31, 2010, compared with $97,198 at October 31, 2009, a decrease of $16,860.  In addition, our current liabilities decreased to $51,957 at January 31, 2010, compared with $75,185 at October 31, 2009.

During the three months ended January 31, 2010, net cash used in operating activities was $253,816, compared to net cash used of $616,059 during the three months ended January 31, 2009.  The principal reason for the change was due to corporate taxes recoverable.

Net cash used in investing activities during the three months ended January 31, 2010 was $123,207, compared with $108,345 used during the three months ended January 31, 2009.

Off-Balance Sheet Arrangements

As of January 31, 2010, we did not have any off-balance sheet arrangements.

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

The information below reflects the change in the asset retirement obligations during the periods ended January 31, 2010 and October 31, 2009:
	January 31,	October 31,
	2010	2009
Balance, beginning of year	$37,011	$30,766
Liabilities assumed		9,206
Revisions		(6,653)
Accretion expense	1,110	3,692
Balance, end of year	$38,121	$37,011

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

Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010, being the date of our most recently completed fiscal quarter.  This evaluation was conducted under the supervision and with the participation of our officers, Leroy Halterman and Kulwant Sandher.  Based on this evaluation, Messrs. Halterman and Sandher concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

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

 Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our officers have concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

Not required for smaller reporting companies.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2010, the Company issued 100,000 shares of its common stock to Alternative Financial Services (“AFS”) as consideration for corporate development services to be rendered by AFS to the Company from 11/2/2009 through 11/2/2010.  These shares were issued under the private offering exemption under Section 4(2) of the Securities Act of 1933, as AFS was deemed to be sophisticated with respect to the investment in the securities due to its financial condition and involvement in the Company’s business and had access to the kind of information which registration would disclose.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Removed and Reserved

Not applicable.

Item 5.        Other Information

Not applicable

Item 6.        Exhibits.

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Certificate of Change Pursuant to NRS 78.209 (2)

Regulation S-K Number	Exhibit
3.3	Amendment to the Articles of Incorporation (3)
3.4	Amended and Restated Bylaws (4)
4.1	Certificate of Designation of Rights, Preferences, and Privileges for Series A Preferred Stock (4)
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
__________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1, file number 333-102441.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated December 3, 2008, filed January 13, 2009.
(4)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated December 11, 2009, filed December 15, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRINX RESOURCES LTD.
(Registrant)

March 11, 2010	By:	/s/ Leroy Halterman
Leroy Halterman
President and Secretary
(principal executive officer)

March 11, 2010	By:	/s/ Kulwant Sandher
Kulwant Sandher
Chief Financial Officer
(principal financial and accounting officer)