Form 10-K
period 2010-10-31
BRINX RESOURCES LTD
filed 2011-02-08
CIK 1212641

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
:	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010

9	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _______________________

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

Large accelerated filer [  ]                                                                                              Accelerated filer [  ]
Non-accelerated filer [  ]                                                                                                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes     [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $4,064,969 as of April 30, 2010

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  24,629,832 as of January 27, 2011

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

Until 2005, our focus was on our undeveloped mineral interests and we were considered, at that time, to be a development stage company engaged in the acquisition and exploration of mineral and oil and gas properties.  We still hold an interest in undeveloped mineral interests located in New Mexico (the “Antelope Pass Project”). However, in 2005, we suspended activities on our undeveloped mineral properties indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on our undeveloped mineral properties during the fiscal year ended October 31, 2010.

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

Property Acquisitions and Dispositions

Three Sands Project

On October 6, 2005, we acquired a 40% working interest in Vector Exploration Inc.’s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs (the “Three Sands Project”).  The Three Sands Project is located in Oklahoma.  For the year ended October 31, 2006, we expended $530,081 in exploration costs.  In June 2007, we acquired a 40% working interest in the William #4-10 well for a total cost of $285,196 and paid a further $17,000 in costs relating to the well.  On March 19, 2008, we participated in the KC 80 #1-11 well and paid $75,000 for the prepaid drilling costs.  During March and April 2008, we expended an additional amount of $48,763 for the intangible and tangible costs, and $161,650 during May to July 2008 for the KC 80 #1-11 well.  The total cost of the Three Sands Project as of October 31, 2010 was $1,279,633.  Our working interest in the Three Sands Project includes leasehold interests, one re-entry production well, one salt water disposal well and three drilled oil and gas wells.  We also participate in drilling operations and related costs, in proportion to our working interest.

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

On January 30, 2008, we incurred $36,498 for workovers to install submersible pumps.  During November 2008 to July 2009, we incurred $44,623 for the Belmont Lake Project.  The total cost of the Palmetto Point Project, including costs for the PP F-12-2, PP F-12-3, PP F-12-4 and PP F-52 wells, was $732,630 as of October 31, 2010.

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

On June 21, 2007, we assigned our future development interests and obligations for any new wells on our Mississippi Frio-Wilcox Joint Venture property to Lexaria for the sum of $1. We believe the assigned interests to be of nominal value.   We maintained our original interest, rights, title and benefits to all seven wells drilled with our participation at the Mississippi Frio-Wilcox Joint Venture property between August 3, 2006 and June 19, 2007, specifically wells CMR-USA-39-14, Dixon #1, Faust #1 TEC F-1, CMR/BR F-14, RB F-1 Red Bug #2, BR F-33, and Randall #1 F-4, and any offset wells that could be drilled to any of these specified wells.  We do not anticipate expending additional exploration funds on the project.

2008-3 Drilling Program, Oklahoma

On January 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2008-3 Drilling Program for a total buy-in cost of $28,581.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The Before Casing Point (“BCP”) Interest shall be 6.25% and the After Casing Point (“ACP”) Interest shall be 5.00%.  From January to July 2009, we expended an additional $213,925 in addition to $18,850 that was spent in previous periods.  The well, Wigley #1-11, was abandoned during March 2009, and the cost and its buy-in cost total of $33,423 were moved to the proved properties pool.  Selman #1-21 and Bagwell #1-20 started producing during May 2009, Ard #1-36 started producing during June 2009, and Selman #2-21 started producing during July 2009.  The Selman #2-21 was later abandoned in April 2010.  The interests are located in Garvin County, Oklahoma.  The total cost of the 2008-3 Drilling Program was $257,564 as of October 31, 2010.

King City, California

Effective May 25, 2009, we entered into an agreement with Sunset Exploration to explore for oil and gas on 10,000 acres located in west central California.  We paid $100,000 to earn a 20% working interest in the project by funding a maximum of 50% of a $200,000 geophysical survey composed of gravity and seismic surveys and agreeing to carry Sunset Exploration for 33.33% of dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres will be proportionate to each parties’ working interest.  The Company has expended $6,091 for the year ended October 31, 2010.

2009-2 Drilling Program, Oklahoma

On June 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-2 Drilling Program for a total buy-in cost of $26,562.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Point Interest shall be 5.00%.  The well, James #1-18, was abandoned in September 2009 and the cost and its buy-in cost total of $41,934 were moved to the proved properties pool. Little Chief #1-3 was abandoned in November 2009 and the cost and its buy-in cost total of $35,528 were moved to the proved properties pool.  J.C. Carlton #1-31 was abandoned in April 2010 and the cost and its buy-in cost total of $38,630 were moved to the proved properties pool.  As of October 31, 2010, the total cost of the 2009-2 Drilling Program was $115,582.  The interests are located in Garvin County, Oklahoma.

2009-3 Drilling Program, Oklahoma

On August 12, 2009, we acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-3 Drilling Program for a total buy-in cost of $37,775.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  Jackson #1-18 started producing in January 2010 and an amount of $63,725, which included the buy-in cost, was moved to the proved properties pool.  Miss Gracie #1-18 started producing in March 2010 and an amount of $62,268, which included its buy-in cost, was moved to the proved properties pool.  Brewer #1-20 was abandoned in June 2010 and the cost and its buy-in cost total of $64,936 were moved to the proved properties pool.  Waunice #1-36 started producing in June 2010 and an amount of $43,848, which included its buy-in cost, was moved to the proved properties pool.  It was later abandoned in September 2010.  The total cost of the 2009-3 Drilling Program, including drilling costs, as of October 31, 2010 was $294,164.  The interests are located in Garvin County, Oklahoma.

2009-4 Drilling Program, Oklahoma

On December 19, 2009, we acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-4 Drilling Program for a total buy-in cost of $13,482.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  Dennis #1-8 started producing in May 2010 and an amount of $79,892, which included the buy-in cost, was moved to the proved properties pool.  It was later abandoned in September 2010.  As of October 31, 2010, the total cost of the 2009-4 Drilling Program was $172,530.  The interests are located in Garvin County, Oklahoma.

Washita Bend 3D Exploration Project, Oklahoma

On March 1, 2010, we acquired a 5.00% working interest in Ranken Energy Corporation’s Washita Bend 3D Exploration Project for a buy-in cost of $46,250.  As of October 31, 2010, the total cost, including seismic costs, was $337,398.

South Wayne Prospect, Oklahoma

On March 14, 2010, we acquired a 5.00% working interest in McPherson #1-1 well for a payment of $5,000 for leasehold, prospect and geophysical fees, and dry hole costs of $32,370.  The total cost, including drilling costs, as of October 31, 2010 was $60,914.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The interests are located in McClain County, Oklahoma.

2010-1 Drilling Program, Oklahoma

On April 23, 2010, we acquired a 5.00% working interest in Ranken Energy Corporation’s 2010-1 Drilling Program for a total buy-in cost of $39,163.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  Julie #1-14 was abandoned in October 2010 and the cost and buy-in cost total of $47,035 were moved to the proved properties pool.  The estimated completion cost of $16,860 for Jack #1-13 was accrued for the year end.  As of October 31, 2010, the total cost of the 2010-1 Drilling Program was $232,212.  The interests are located in Garvin County, Oklahoma.

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

Antelope Pass Project

In September 2002, we acquired a 100% interest in leases on unpatented lode mining claims in the Antelope Pass Project, located in the Hidalgo County, New Mexico for $811, from Leroy Halterman, who was a non-affiliate of our company at that time.  The Antelope Pass Project consists of the Kendra 1 through Kendra 8 mineral claims.  Unpatented claims are mining claims for which the holder has no patent, or document that conveys title.   The 2010-2011 Bureau of Land Management maintenance fee has been paid and the claims are valid until September 2011 without any additional expenditure. We have suspended our efforts indefinitely on the Antelope Pass Project.

Exploration and Acquisition Capital Expenditures

During the fiscal years ended October 31, 2010, 2009, and 2008, we incurred $1,170,104, $668,446, and $291,150, respectively, in identifying and acquiring oil and natural gas interests, and for exploration costs.

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

Major Customers

During the fiscal years ended October 31, 2010 and 2009, we collected $451,359 (69%) and $171,418 (43%), respectively, of our revenues from Ranken Energy Corporation, the operator of the Oklahoma Properties.  Since we work with only a few operators, we will continue to be dependent on these few operators for a substantial portion of our revenues in fiscal year 2011.

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

With respect to our Oklahoma oil and gas interests, we are required to file Oklahoma Form 1000 and pay $100 to obtain state permits for oil and gas drill sites on private lands.  With respect to our Mississippi oil and gas interests, we are required to file Mississippi Form 2 and pay $350 to obtain state permits for oil and gas drill sites on private lands.  Although we do not presently hold any interest in leases on state or federal lands, in the future we may be required to obtain environmental assessments in connection with wildlife impacts or archeological clearances.

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

Employees

Leroy Halterman serves as our president and secretary and a director.  As of the date of this report, Mr. Halterman receives monthly management fees of $5,000 and a reimbursement for office space.  For the fiscal years ended October 31, 2010 and 2009, we incurred $60,000 and $60,000, respectively, for Mr. Halterman’s services.

We engaged Kulwant Sandher to serve as our chief financial officer on a part-time basis beginning November 2009 and pay him CAD$2,500 per month.  For the fiscal year ended October 31, 2010, we paid Mr. Sandher $72,068 for his services.

We pay management fees of $7,500 per month to Kenneth Cabianca, one of our directors.  For the fiscal years ended October 31, 2010 and 2009, we paid Mr. Cabianca $90,000 and $102,000 in management fees, respectively.

For the fiscal years ended October 31, 2010 and 2009, we incurred $60,000 and $60,500, respectively, for administrative services performed by Downtown Consulting.  Downtown Consulting is an entity owned and controlled by Sarah Cabianca, the daughter of Kenneth Cabianca and one of our shareholders.  We pay Downtown Consulting a monthly fee of $5,000 for its services.  We anticipate that we will be conducting most of our business through agreements with consultants and third parties.  We have not entered into any arrangements or negotiations with any other consultants or third parties and our employees are not covered under a collective bargaining agreement.

ITEM 1A.     RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not required for smaller reporting companies.

ITEM 2.        PROPERTIES.

Oil and Gas Properties

Current Oklahoma Projects

2008-3 Drilling Program, Oklahoma.  On January 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2008-3 Drilling Program for a total buy-in cost of $28,581.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  From January 2009 to July 2009, we expended $213,925 in addition to $18,850 that was spent in previous periods.  The total cost of the 2008-3 Drilling Program as of October 31, 2010 was $257,564.  The interests are located in Garvin County, South Central Oklahoma.

This program is composed of four 3-D seismically defined separate prospects with one exploratory well in three of the prospects and two in the fourth prospect.  Targeted pay zones include the prolific Bromide Sands, Viola Limestone, Deese Sandstone and Layton Sandstone.  One of the wells has very similar geology and structure to the Bromide sands in the Owl Creek field.

Five wells were drilled during 2009.  Production casing was set on four of the five wells and the fifth well was deemed non-commercial and was plugged and abandoned.   Two of the four completed wells are still producing commercial quantities of oil and gas, with one of the wells still flowing naturally and producing most of the oil.  During calendar year 2011 at least one development well is planned to be drilled.  As of October 31, 2010, the two producing wells in this program have produced a total of 131,217 Bbls of oil and 22,654 Mcf of natural gas.

2009-2 Drilling Program, Oklahoma.  On June 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-2 Drilling Program for a total buy-in cost of $26,562.  We agreed to participate in the drilling operations to casing point in the initial test well of each of three prospects.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The interests are located in Garvin County, Oklahoma.  A total of three wells were drilled in this program and targeted pay zones that were the same as in the 2008-3 program.  The zones included the prolific Oil Creek, Bromide Sands, Viola, Deese and Layton Sandstone. This program is composed of three 3-D seismically defined separate prospects.   All wells were drilled in the last fiscal quarter of 2009. Two of the wells were deemed non-commercial and were plugged and abandoned.  Production casing was set on one of the three wells and completion efforts have taken place on the third well; however, after testing it was also deemed non-commercial and plugged.  As of October 31, 2010, the total cost of the 2009-2 Drilling Program was $115,582.

2009-3 Drilling Program, Oklahoma. On August 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-3 Drilling Program for a total buy-in cost of $37,775.  We agreed to participate in the drilling operations to casing point in the initial test well on each of four prospects.   The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The total costs incurred, including drilling costs, as of October 31, 2010 was $294,164.  The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands. This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the four prospects.   All four of the wells have been drilled and production casing has been set on all four.  Two of the wells had successful drill stem test that flowed oil and gas to the surface.  Electric and radiation logs indicate multiple pay zones in all four wells.

One of the four wells in this program was completed in late January 2010 as a flowing oil and gas well.  The well was flowing naturally at rates between 400 and 500 barrels of fluid per day with an oil cut of between 50% and 70% oil.  Natural gas was being produced at a rate of over 400 Mcf per day.  The well only produced for a few days before snow and ice storms forced shutting the well in because the produced oil and water could not be hauled away from the location and the storage tanks for these liquids were full. Conditions have improved and the well is now producing and selling oil and natural gas. The second well that also had a flowing drill stem test was completed in late March 2010 and that well is currently producing as a naturally flowing oil and gas well.  Total production from these two producing wells as of October 31, 2010 totaled 57,553 Bbls of oil and 22,437 Mcf of natural gas.

In late June 2010, a successful development well was drilled as an offset to the naturally flowing well that is still producing at a rate of 230 Bbls oil and 28 Mcf of natural gas per day.  This development well was completed in early August 2010 and is flowing at a rate of 320 Bbls of oil and 40 Mcf of natural gas per day and should add significantly to this program’s future oil and gas production.  Total production from this producing well as of October 31, 2010 was 26,280 Bbls of oil and 2,808 Mcf of natural gas.

The two remaining wells were completed in late May 2010.  After testing, both wells were deemed to be non-commercial and have been plugged and abandoned.

2009-4 Drilling Program, Oklahoma.  On December 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-4 Drilling Program for a total buy-in cost of $13,482.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The total costs incurred, including drilling costs, as of October 31, 2010 was $172,530.  The interests are located in Garvin County, Oklahoma. Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands. This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.

Drilling of the first well started in early February 2010 and reached total depth on February 20, 2010. The second well drilling started in late February 2010 and reached total depth on April 8, 2010. Both of the wells intercepted multiple potential productive horizons and production casing was set. The lowest horizon in the first well flowed oil and gas on a drill stem test.  Weather was initially a problem with heavy rain causing flooding and other delays but both wells have now been completed.  Both wells were treated for a poor cement bond and only one remains in production.  The one well that could not be successfully treated for the poor cement bond was plugged and abandoned.  Another well is being drilled as a twin to this well.  If it is not successful it will be left unplugged as a possible salt water disposal well.  As of October 31, 2010, both wells have produced a total of 2,734 Bbls of oil and have produced 1,733 Mcf of natural gas.

2010-1 Program, Oklahoma. On April 23, 2010, we acquired a 5% working interest in Ranken Energy Corporation’s 2010-1 Drilling Program for a total buy-in cost of $39,163.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.   The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The total cost incurred, including drilling costs, as of October 31, 2010 was $232,212.  The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands. This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.

As of late October 2010, all four wells of the four-well program had been drilled.  Three of the wells had production casing set and one well was plugged and abandoned.  The three successful wells intercepted multiple pay zones including the prolific lowest zone.  One well had a flowing drill stem test but the other two wells were not drill stem tested.  All three wells show excellent porosity, permeability, and hydrocarbon shows.  Completion of these wells started in mid-September.  Two of the wells have been completed in the deepest pay zone with one well producing between 90 to 110 barrels of oil water free and the second was producing at a rate of 360 to 400 barrels of oil per day in early December 2010.  An offset development well to the previously mentioned high flow rate well is planned for the second or third fiscal quarter.  These wells did not have any commercial production prior to October 31, 2010.

South Wayne Prospect, Oklahoma. On March 14, 2010, we acquired a 5% working interest in Okland Oil’s South Wayne prospect for a total buy-in cost of $5,000 and dry hole costs of $32,370.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The total cost incurred, including drilling costs, as of October 31, 2010 was $60,914.  The well and related leasehold interests are located in McClain County, Oklahoma.  As of October 31, 2010, the well had been drilled and production casing has been set.  The well was perforated in July 2010 and immediately started flowing oil at a rate of 200 Bbls per day.  The flow of oil was slowed and stopped due to a buildup of paraffin.  A pumping unit was placed on the well in late August 2010 and the well is now producing at a rate of 85 Bbls of oil and 25 Mcf of natural gas.  Total production for the McPherson well as of October 31, 2010 was 6,068 Bbls of oil and 1,726 Mcf of natural gas.

Washita Bend 3D Exploration Project, Oklahoma.  On March 1, 2010, we agreed to participate with a 5% interest in a 3-D seismic program managed by Ranken Energy Corporation for a buy-in cost of $46,250.  The

Oklahoma 3-D seismic program will cover approximately 135 square miles in a known oil and gas producing area.   An earlier 2-D seismic program over the same area indicated a number of untested structures.  We expect the 3-D program will refine and better define the structures discovered during the earlier program and pinpoint drill locations.  We will participate in the seismic program and the related prospect generation and acquisition phase without any promotion.  The BCP Interest shall be 5.625% and the ACP Interest shall be 5.00% on the first eight wells and then 5% before and after casing point on succeeding wells.  The total cost, including seismic costs, as of October 31, 2010 was $337,398.

Work has commenced on this project and, as of August 11, 2010, almost half of all the surface permits have been acquired.  Ownership reports are being completed.  The start date for the surveying was early December 2010 with seismic data acquisition expected to start in early February 2011.  A total of 5,148 acres of leases have been acquired thus far.

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

Costs Including Previous Work.  As of October 31, 2010, we have expended $1,279,633 in connection with the Three Sands Project, including leasing, title, drilling, and casing.

Present Activities.  Drilling of the Kodesh #1 disposal well was completed on October 3, 2005 and drilling of the Kodesh #2 well was completed on October 23, 2005. Completion and equipping of these wells took place during mid-December 2005 through early January 2006.  The Kodesh #1 is being used for salt water disposal well.  The Kodesh #2 well no longer produces oil on a daily basis, but there is a small amount of natural gas being produced. As of October 31, 2010, it has produced 3,690 Bbls of oil and 8,269 Mcf of natural gas.  At the time of this report, the Kodesh #2 well has not been producing oil because of a failure of the downhole pump.  In late December 2010, additional casing was placed in the well and in mid-January 2011, new pay zones were perforated and fracture treated.  A new pumping unit was placed on the well and the unit is currently pumping load water back that was used to the fracture treat the formation along with commercial quantities of oil and natural gas.  Once most of the load water is pumped back a production rate can be established.

During January 2007, we re-entered the Dye Estate #1 well.  Production of natural gas from the Dye Estate #1 well commenced in mid-August 2007.  As of  October 31, 2010, the Dye Estate #1 well has produced 6,439 Mcf of natural gas and is currently averaging natural gas production at a rate of 8 Mcf per day. Water from the Dye Estate #1 well is being disposed in the Kodesh #1 disposal well.

We commenced drilling the William #4-10 well in early June 2007, reaching a total depth of 4,810 feet in mid-June 2007.  Electric and radiation logs indicated that the William #4-10 well contained four potential commercial pay zones, the Wilcox Sand, Mississippi Lime, Layton Sand and the Tonkawa Sand.  Completion of the lowest zone, the Wilcox Sand, occurred in mid-August 2007.  Production from the William #4-10 well started in mid-October 2007. During the first quarter of 2008, we perforated, fracture treated and tested the Mississippi Lime and the lower Layton Sand to increase the production rate of both gas and oil from the William #4-10 well and provide data regarding the potential of these formations for the remainder of the leases on the Three Sands Project.  As of October 31, 2010, the William #4-10 well has produced 2,449 Bbls oil and 67,491 Mcf of gas.  The well is currently producing at a rate of 1 barrel of oil per day and 107 Mcf of natural gas.

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

Completion of the KC 80 #1-11 well started in late April 2008.  The lowest pay zone, the Mississippian, was acidized and partially fracture treated.  In early August a similar treatment was given to the Chat zone or the horizon that lies above the lowest pay zone. As of October 31, 2010, the KC 80 #1-11 well is producing at a rate of 3 Bbls of oil and 30 Mcf of natural gas daily.  As of October 31, 2010, the KC 80 #1-11 has produced 5,086 Bbls of oil and 32,091 Mcf of natural gas.

Drilling commenced on the Taylor #1 well on October 7, 2010 and reached a total depth of 4,825 feet on October 14, 2010.  The primary target of the well was the Mississippian Limestone.  The well was fracture treated in mid-December 2010 and production testing will follow.  There was no production from this well prior to October 31, 2010.

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

Costs Including Previous Work.  As of October 31, 2010, we have expended $732,630 in connection with the Palmetto Point Project, including leasing, title, drilling, and casing.

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

Both the PP F-12 and the PP F-3 oil well locations and several of our gas well locations were flooded at the Palmetto Point Project.  Prior to the flooding, we had partly completed work to install gas lift pumps at each well; however, the work could not be completed before the locations were flooded.  There was virtually no damage to our surface equipment located at the well heads, as our batteries and other production facilities were located above the flood waters.  The only damage was to our lost production because the well had to be shut-in.  We do not believe that the flooding will adversely affect future oil recovery from these wells.

In early September 2008, flood waters had receded sufficiently and work began on placing the PP F-12 and PP F12-3 back on line and producing oil.  Gas lift pumps were installed on both wells and other modification and additional equipment such as compressors were also installed.  At the end of October 2009 both wells were producing oil at combined rates of between 80 and 100 barrels of oil per day.

In early September 2010, flood waters had receded sufficiently again to resume work on the Palmetto Point Project and three development wells were drilled in the field.  One well encountered only natural gas and was plugged and abandoned.  The remaining two wells were completed as oil wells.  One of the completed oil wells flowed naturally and contributed approximately 2,000 barrels of oil to the production totals prior to October 31, 2010.  Present activities include completion of a source gas well, completing a salt water disposal well and running gas injection line and production line to the new wells and tanks battery.  All four oil wells including both the new wells and previously drilled and completed well should be in production by the start of the second fiscal quarter.

During the three-month period ended October 31, 2010, the Belmont Lake Oil field produced 7,168 Bbls of oil and sold no natural gas.

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

Costs Including Previous Work.  As of October 31, 2010, we have expended $400,000 in connection with the Mississippi Frio-Wilcox Joint Venture, including leasing, title, drilling, and casing.

Present Activities.  Nine wells were drilled on the Mississippi Frio-Wilcox Joint Venture, of which, five wells were initially deemed successful and four wells were dry holes and were not completed.  One of the five wells initially deemed to be successful was the BR F-24.  However, subsequent testing of the BR F-24 indicated that it was not commercially viable and the well was plugged and abandoned in 2007.  The four remaining successful wells were the Faust #1, USA 39-14, USA 1-37 and the BR F-33.  The USA 39-14 has been completed and is now producing natural gas.  As of October 31, 2010, these four wells were shut-in natural gas wells with no production.  No further exploration wells are currently planned for this project.

King City Oil Field

Effective May 25, 2009, we entered into an agreement with Sunset Exploration to explore for oil and gas on 10,000 acres located in west central California.  The agreement calls for us to earn a 20% working interest in the project by funding a maximum of 50% of a $200,000 geophysical survey composed of gravity and seismic surveys and agreeing to carry Sunset Exploration for 33.33% of dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres will be proportionate to each party’s working interest.  The geophysical surveys have been completed and most have been processed and interpreted.  The initial surveys indicated that several more short geophysical survey lines would improve the interpretation.  These additional lines have been completed and subsequently several stages of reprocessing have been applied to the original data.  Based on this data, two drill locations have been selected and permitting is underway.  Drilling of one of these locations is anticipated in the spring of 2011.

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

Production and Prices

The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for fiscal years ended October 31, 2010, 2009 and 2008.

	For the fiscal year ended October 31, 2010	For the fiscal year ended October 31, 2009	For the fiscal year ended October 31, 2008
Production Data:
Natural gas (Mcf)	17,574	18,597	27,620
Oil (Bbls)	8,213	6,461	12,465
Average Prices:
Natural gas (per Mcf)	$4.85	$2.90	$8.52
Oil (per Bbl)	$65.66	$51.41	$101.28
Production Costs:
Natural gas (per Mcf)	$2.02	$1.20	$3.24
Oil (per Bbl)	$7.25	$13.81	$14.21

Productive Wells

The following table summarizes information at October 31, 2010, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, but specifically exclude wells drilled and cased during the fiscal year that have yet to be tested for completion (e.g., all of the operated wells drilled by the Company during this year have been cased in preparation for completion, but no operations have been initiated that would allow these wells to be productive). Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests in the gross wells.

	Gross			Net
Location	Oil	Gas	Total	Oil	Gas	Total
Oklahoma	11	1	12	0.75	0.05	0.80
Mississippi	2	0	2	0.17	0.00	0.17
Total	13	1	14	0.92	0.05	0.97

Unaudited Oil and Gas Reserve Quantities

The following unaudited reserve estimates for Oklahoma, presented as of October 31, 2010, were prepared by J L. Thomas Engineering and Harper and Associates, both independent petroleum engineering firms. The unaudited reserve estimates for Mississippi and Louisiana, as of October 31, 2010, were prepared by Veazey & Associates, an independent petroleum engineering firm.

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

Unaudited net quantities of proved developed and undeveloped reserves of crude oil and natural gas (all located within United States) are as follows:

	Crude Oil	Natural Gas
Changes in proved reserves	(Bbls)	(Mcf)
Estimated quantity, October 31, 2008	22,421	98,751
Revisions of previous estimate	9,933	(21,618)
Discoveries	30,550	14,890
Reserves sold to third parties	-	-
Production	(6,461)	(18,597)
Estimated quantity, October 31, 2009	56,443	73,426
Revisions of previous estimate	-	-
Discoveries	45,009	42,995
Production	(8,213)	(17,574)
Estimated quantity, October 31, 2010	93,239	98,847

Proved Reserves at year end	Developed	Undeveloped	Total
Crude Oil (Bbls)
October 31, 2010	70,129	23,110	93,239
October 31, 2009	25,773	30,670	56,443
Gas (MCF)
October 31, 2010	98,617	230	98,847
October 31, 2009	62,626	10,800	73,426

Oil and Gas Acreage

The following table sets forth the undeveloped and developed acreage, by area, held by us as of October 31, 2010.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.  Developed acres are acres, which are spaced or assignable to productive wells.  Gross acres are the total number of acres in which we have a working interest.  Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties.  The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net
Oklahoma	5,613.6	394.68	1,000	112.0
Mississippi	80.0	6.40	80	6.4
California	10,000.0	2,000.00	0	0.0
Total	15,693.6	2,401.08	1,080	118.4

Drilling Activity

The following table sets forth our drilling activity during the years ended October 31, 2010, 2009 and 2008.

	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Productive	9	0.45	8.40		1	.400
Dry	4	0.20	3.15		0	0
Development wells:
Productive	4	0.47	0	0	1	.085
Dry	1	0.085	0	0	1	.085

Total wells	18	1.205	11.55		3	.570

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

Office Space

We are using the offices of Leroy Halterman, our president.  These offices are located at 820 Piedra Vista Road NE, Albuquerque, New Mexico 87123.  We reimburse Mr. Halterman for the use of this space.

ITEM 3.       LEGAL PROCEEDINGS.

None.

ITEM 4.       (Removed and Reserved).

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

	Bid Prices
2009 Fiscal Year	High	Low
Quarter ending 01/31/09	$0.21	$0.06
Quarter ending 04/30/09	$0.17	$0.055
Quarter ending 07/31/09	$0.13	$0.04
Quarter ending 10/31/09	$0.135	$0.04

2010 Fiscal Year
Quarter ending 01/31/10	$0.395	$0.065
Quarter ending 04/30/10	$0.32	$0.155
Quarter ending 07/31/10	$0.195	$0.07
Quarter ending 10/31/10	$0.139	$0.05

As of December 31, 2010, there were 34 record holders of our common stock.  The closing bid price of our stock on January 28, 2011 was $0.11.

Since our inception, no cash dividends have been declared on our common stock.

We had no sales of unregistered securities during the quarter ended October 31, 2010.

ITEM 6.      SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims.  Based on the geological report and recommendation prepared by Leroy Halterman, who was our geological consultant at that time, we completed geological mapping, sampling and assaying in connection with the first phase of a staged exploration program during the fiscal year ended October 31, 2004.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the fiscal years ended October 31, 2010 or 2009.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

Our present plan of operation is to continue our exploration and production activities on our oil and gas properties.  We anticipate that we will incur the following expenses over the next twelve months in connection with our oil and gas properties:

▪
$620,000 to $1,120,000 in connection with our oil and gas properties to include seismic acquisitions, lease and associated broker costs, drilling, completing and equipping new wells and for costs associated with production;

▪	$900,000 for operating expenses, including professional, legal, investor relations and accounting expenses associated with our being a reporting issuer under the Securities Exchange Act of 1934.

Accordingly, we anticipate spending approximately $1,520,000 to $2,020,000 over the next twelve months in pursuing our stated plan of operations.  The Company expects currently producing and new wells to come online, generating sufficient cash to offset any increase in expenses.

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

Capitalized costs of oil and gas interests may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved interests.  Should capitalized costs exceed this ceiling, an impairment is recognized.  The present value of estimated future net cash flows is computed by applying average prices calculated on a simple average from the first day in the trailing 12 months, of oil and gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

Asset Retirement Obligations. We follow FASB ASC 410-20 “Accounting for Asset Retirement Obligations”.  FASB ASC 410-20 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FASB ASC 410-20 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of October 31, 2010 and 2009, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with FASB ASC 410-20.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective wells. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The information below reflects the change in the asset retirement obligations during the years ended October 31, 2010 and 2009:
	October 31,	October 31,
	2010	2009
Balance, beginning of year	$37,011	$30,766
Liabilities assumed	2,700	9,206
Revisions	(16,658)	(6,653)
Accretion expense	4,441	3,692
Balance, end of year	$27,494	$37,011

The reclamation obligation relates to the Kodesh, Dye Estate, KC 80 and William wells at the Three Sands Property; the Palmetto Point Project well at the Frio-Wilcox Project; and ARD #1-36, Bagwell #1-20, Jackson #1-18, Miss Gracie#1-18, Joe Murray Farm, Dennis #1-8, Gehrke #1-24, Jack #1-13 and Miss Jenny #1-8 wells at the Oklahoma Properties.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes to the applicable laws and regulations.  Such changes will be recorded in our accounts as they occur.

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

Results of Operations

We realized revenues of $657,929 from natural gas and oil sales during the fiscal year ended October 31, 2010, compared with $398,274 during the fiscal year ended October 31, 2009, an increase of $259,655 due primarily to an increase in the number of producing wells and an increase in commodity prices.  In 2010, we sold 17,574 Mcf of natural gas and 8,213 Bbls of oil, and in 2009, we sold approximately 18,597 Mcf of natural gas and 6,461 Bbls of oil.  Our natural gas volumes decreased by 10%, while our oil sales increased by 27%.  The average price received for our natural gas sales in 2010 was $4.85 per Mcf, versus $2.90 per Mcf in 2009, representing an increase of $1.95 or 67%.  The average price received for our crude oil sales in 2010 was $65.66 per Bbl, versus $51.41 per Bbl in 2009, representing an increase of $14.25 or 28%.

For the fiscal year ended October 31, 2010, we incurred a net loss of $550,296, compared with a net loss of $377,866 for the fiscal year ended October 31, 2009 (an increase in net loss of $172,430).

We incurred direct costs of $1,210,140 for the fiscal year ended October 31, 2010, compared with $1,024,206 for the fiscal year ended October 31, 2009, an increase of $185,934.  The increase in our direct costs was largely attributable to an increase in our general and administrative costs.  Our general and administrative costs increased to $893,795 for the fiscal year ended October 31, 2010, from $720,391 for the fiscal year ended October 31, 2009.  The increase in our general and administrative costs was attributable to an increase in fees for consulting and investor relations services and increases in management fees and costs of administration services.

Our depletion and accretion costs increased from $190,046 during the fiscal year ended October 31, 2009 to $220,078 for the fiscal year ended October 31, 2010, an increase of $30,032.  Depletion is calculated based on production rates produced during the year.  Our depletion and accretion costs increased as a result of an increase in our oil and gas producing wells.

Our production costs decreased from $113,769 for the fiscal year ended October 31, 2009 to $96,267 for the fiscal year ended October 31, 2010, a decrease of $17,502.

Liquidity and Capital Resources

As of October 31, 2010, we had cash and short term investments of $821,029 and working capital of $1,060,231, compared to cash of $1,947,950 and working capital of $2,494,387 as of October 31, 2009.  We had sold our interest in our Owl Creek Project in fiscal 2008, resulting in cash of $3,617,109 as of October 31, 2008.

During the fiscal year ended October 31, 2010, net cash provided by operating activities was $43,183, compared to cash of $1,000,714 used in operating activities for the fiscal year ended October 31, 2009.

Net cash used in investing activities during the fiscal year ended October 31, 2010 was $1,970,104, compared with $668,446 used during the fiscal year ended October 31, 2009.  We used $1,170,104 in cash for our oil and gas interests compared to $668,446 during the previous year; we invested $800,000 in a certificate of deposit with the Company’s bank.

No cash was provided by or used in financing activities during the fiscal years ended October 31, 2010 and 2009.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activities on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company is currently assessing the impact of ASU 2010-06 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 31, 2010.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Brinx Resources, Ltd.

We have audited the accompanying balance sheet of Brinx Resources, Ltd. as of October 31, 2010 and the related statements of operations, stockholders’ equity and, cash flows for the period ended October 31, 2010. Brinx Resources, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brinx Resources, Ltd. as of October 31, 2010, and the results of its operations and its cash flows for the period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mark Bailey & Company, Ltd.

Mark Bailey & Company, Ltd.
Reno, Nevada
February 2, 2011

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brinx Resources Ltd. as of October 31, 2009 and 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Chisholm, Bierwolf, Nilson & Morrill, LLC

Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
January 28, 2010

BRINX RESOURCES LTD.
BALANCE SHEETS

	OCTOBER 31,	OCTOBER 31,
	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$21,029	$1,947,950
Investment - Certificate of deposit	800,000	-
Accounts receivable	148,924	97,198
Income taxes receivable	-	253,814
Prepaid expenses and deposit	128,055	270,610

Total current assets	1,098,008	2,569,572

Undeveloped mineral interests, at cost	811	811

Oil and gas interests, full cost method of accounting,
net of accumulated depletion	2,577,519	1,637,010

Total assets	$3,676,338	$4,207,393

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$37,777	$75,185

Total current liabilities	37,777	75,185

Asset retirement obligations	27,494	37,011

Total liabilities	65,271	112,196

Stockholders' equity
Preferred stock - $0.001 par value; authorized - 1,000,000 shares
Issued - none	-	-

Common stock - $0.001 par value; authorized - 100,000,000 shares
Issued and outstanding - 24,629,832 shares	24,630	24,530

Capital in excess of par value	2,868,057	2,801,991

Retained earnings	718,380	1,268,676

Total stockholders' equity	3,611,067	4,095,197

Total liabilities and stockholders' equity	$3,676,338	$4,207,393

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF OPERATIONS

	YEAR ENDED	YEAR ENDED
	OCTOBER 31	OCTOBER 31
	2010	2009

REVENUES
Natural gas and oil sales	$657,929	$398,274

DIRECT COSTS
Production costs	96,267	113,769
Depletion and accretion	220,078	190,046
General and administrative	893,795	720,391

Total Expenses	(1,210,140)	(1,024,206)

OPERATING INCOME (LOSS)	(552,211)	(625,932)

OTHER INCOME
Interest income	3,327	1,291

NET (LOSS) BEFORE INCOME TAXES	(548,883)	(624,641)
Recovery of income taxes	-	(246,775)
Provision for income taxes	1,413	-

NET (LOSS) FOR THE YEARS	$(550,296)	$(377,866)

Net Income Per Common Share
- Basic	$(0.022)	$(0.020)
- Diluted	$(0.022)	$(0.020)

Weighted average number of common shares outstanding
- Basic	24,604,627	24,529,832
- Diluted	24,604,627	24,529,832

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENT OF STOCKHOLDERS' EQUITY

	PREFERRED STOCK		COMMON STOCK
					Capital in	Retained	Total
	Number		Number		Excess of Par	Earnings/	Shareholder's
	of Shares	Amount	of Shares	Amount	Value	(Deficit)	Equity

BALANCES, OCTOBER 31, 2008	-	$-	24,529,832	$24,530	$2,801,855	$1,646,541	$4,472,926

Valuation of stock options (Note 5)	-	-	-	-	136	-	136

Net (loss)	-	-	-	-	-	(377,866)	(377,866)

BALANCES, October 31, 2009	-	-	24,529,832	24,530	2,801,991	1,268,676	4,095,197

Valuation of stock options (Note 5)	-	-	-	-	39,166	-	39,166

Shares issued to Investor Relations Services Inc. for services rendered	-	-	100,000	100	26,900	-	27,000

Net (loss)	-	-	-	-	-	(550,296)	(550,296)

BALANCES, October 31, 2010	-	$-	24,629,832	$24,630	$2,868,057	$718,380	$3,611,067

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF CASH FLOWS

	YEAR ENDED	YEAR ENDED
	OCTOBER 31	OCTOBER 31
	2010	2009
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net (loss)	$(550,296)	$(377,866)

Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Stock based compensation (note 5)	39,166	136
Depletion and accretion	220,078	190,046
Shares issued to Investor Relations Services Inc. for services rendered	27,000	-

Changes in working capital:
Decrease (Increase) in accounts receivable	(51,726)	(25,821)
Decrease (Increase) in prepaid expenses and deposit	142,555	(254,802)
Increase (Decrease) in accounts payable and accrued liabilities	(37,408)	72,781
Increase (Decrease) in income taxes receivable	253,814	(253,814)
Increase (Decrease) in income taxes payable	-	(351,374)

Net cash provided by (used in) operating activities	43,183	(1,000,714)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Investment - Certificate of deposit	(800,000)	-
Payments on oil and gas interests	(1,170,104)	(668,446)

Net cash (used in) investing activities	(1,970,104)	(668,446)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash provided by (used in) financing activities	-	-

Net cash (used in) financing activities	-	-

Net (decrease) in cash	(1,926,921)	(1,669,160)

Cash and cash equivalents, beginning of years	1,947,950	3,617,109

Cash and cash equivalents, end of years	$21,029	$1,947,950

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes paid	$1,413	$580,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Assets retirement costs incurred	$(4,440)	$(3,692)

Investment in natural oil and gas working interests included in	$20,645	$54,023
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

Capitalized costs of oil and gas interests may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved interests.  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying average prices of oil and gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

REVENUE RECOGNITION

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At October 31, 2010 and 2009, the Company had no overproduced imbalances.

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

INCOME / (LOSS) PER SHARE

Basic income/(loss) per share is computed based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have the dilutive effect on income/(loss) per share.  The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "as if converted method." The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method.  Hence 500,000 options were excluded from the earnings per share calculation for the year ended October 31, 2010, since they were considered to be anti-dilutive.  The table below presents the computation of basic and diluted earnings per share for the year ended October 31, 2010 and 2009:

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME / (LOSS) PER SHARE (continued)

	October 31, 2010	October 31, 2009
Basic earnings per share computation:
(Loss) from continuing operations and net income	$(550,296)	$(377,866)
Basic shares outstanding	24,604,627	24,529,832
Basic earnings per share	$(0.022)	$(0.020)

Diluted earnings per share computation:
(Loss) from continuing operations	$(550,296)	$(377,866)
Basic shares outstanding	24,604,627	24,529,832
Incremental shares from assumed conversions:
Stock options	-	-
Warrants	-	-
Diluted shares outstanding	24,604,627	24,529,832
Diluted earnings per share	$(0.022)	$(0.020)

The calculation for earnings per share excluded 500,000 stock options and 400,000 stock options as these were not in the money as at October 31, 2010 and 2009, respectively.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, investments in certificates of deposits, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, investments in certificates of deposit and accounts receivable.  The Company maintains cash at one financial institution.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.

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

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Years ended
	October 31, 2010	October 31, 2009
Expected volatility	219%	149%
Risk-free interest rate	0.92%	0.11%
Expected life	2 years	2 years
Dividend yield	0.00%	0.00%

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activities on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company is currently assessing the impact of ASU 2010-06 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

2.            ACCOUNTS RECEIVABLE

Accounts receivable consists of revenues receivable from the operators of the oil and gas projects for the sale of oil and gas by the operators on our behalf and are carried at net receivable amounts less an estimate for doubtful accounts.  Management considers all accounts receivable to be fully collectible at October 31, 2010 and October 31, 2009.  Accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

	October 31, 2010	October 31, 2009
Accounts receivable	$148,924	$97,198
Less: allowance for doubtful account	-	-
	$148,924	$97,198

3.	OIL AND GAS INTERESTS

The Company holds the following oil and natural gas interests:

	October 31, 2010	October 31, 2009
2008-3 Drilling Program, Oklahoma	$257,564	$258,980
2009-2 Drilling Program, Oklahoma	115,582	82,935
2009-3 Drilling Program, Oklahoma	294,164	137,356
2009-4 Drilling Program, Oklahoma	172,530	-
2010-1 Drilling Program, Oklahoma	232,212	-
Washita Bend 3D, Oklahoma	337,398	-
King City Prospect, California	106,091	100,000
Three Sands Project, Oklahoma	1,279,633	1,197,523
South Wayne Prospect, Oklahoma	60,914	-
Palmetto Point Project, Mississippi	420,000	420,000
Frio-Wilcox Prospect, Mississippi	400,000	400,000
PP F-12-2, PP F-12-3, PP F-12-4 and PP F-52, Mississippi	312,630	221,820
Asset retirement cost	8,992	22,949
Less: Accumulated depletion and impairment	(1,420,191)	(1,204,553)
	$2,577,519	$1,637,010

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

3.	OIL AND GAS INTERESTS (continued)

2008-3 Drilling Program, Oklahoma

On January 12, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation’s 2008-3 Drilling Program for a total buy-in cost of $28,581.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The Before Casing Point Interest “BCP” shall be 6.25% and the After Casing Point Interest “ACP” shall be 5.00%.  During January to July 2009, the Company expended a $213,925 in addition to $18,850 that was spent in previous periods.  The well, Wigley#1-11, was abandoned during March 2009.  The cost and its buy-in cost total of $33,423 were moved to the proved properties.  Selman#1-21 and Bagwell#1-20 started producing during May 2009, the cost and its buy-in cost total of $67,707 for Selman#1-21 and $57,921 for Bagwell#1-20 were moved to the proved properties. Ard#1-36 started producing during June 2009 and the cost and its buy-in cost total of $42,647 was moved to the proved properties.  Selman#2-21 started producing during July 2009 and was abandoned on April 20, 2010; the cost and its buy-in cost total of $57,483 were moved to the proved properties pool.  The total cost of the 2008-3 Drilling Program as at October 31, 2010 was $257,564.  The interests are located in Garvin County, Oklahoma.

2009-2 Drilling Program, Oklahoma

On June 19, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation’s 2009-2 Drilling Program for a total buy-in cost of $26,562.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The well, James#1-18, was abandoned on September 21, 2009.  The cost and its buy-in cost total of $41,934 were moved to the proved properties.  Little Chief#1-3 was abandoned on November 17, 2009; the cost and its buy-in cost total of $35,528 were moved to the proved properties.  J.C. Carlton#1-31 was abandoned on April 30, 2010; the cost and its buy-in cost total of $38,630 were moved to the proved properties.  As at October 31, 2010, the total cost of the 2009-2 Drilling Program was $115,582.  The interests are located in Garvin County, Oklahoma.

2009-3 Drilling Program, Oklahoma

On August 12, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-3 Drilling Program for a total buy-in cost of $37,775.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  Jackson#1-18 started producing during January 2010; an amount of $63,725 which included the buy-in cost was moved to the proved property pool.  Miss Gracie#1-18 started producing during March 2010; an amount of $62,268 which included its buy-in cost was moved to the proved property pool.  Brewer#1-20 was abandoned on June 2, 2010; the cost and its buy-in cost total of $64,936 were moved to the proved properties.  Waunice#1-36 started producing during June 2010; an amount of $43,848 which included its buy-in cost was moved to the proved property pool, it was abandoned on September 23, 2010.   As at October 31, 2010, the total cost of the 2009-3 Drilling Program was $294,164.  The interests are located in Garvin County, Oklahoma.

2009-4 Drilling Program, Oklahoma

On December 19, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-4 Drilling Program for a total buy-in cost of $13,482.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  Dennis#1-8 started producing during May 2010; an amount of $79,892 which included the buy-in cost was moved to the proved property pool, it was abandoned on September 27, 2010.  As at October 31, 2010, the total cost of the 2009-4 Drilling Program was $172,530.  The interests are located in Garvin County, Oklahoma.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

3.	OIL AND GAS INTERESTS (continued)

2010-1 Drilling Program, Oklahoma

On April 23, 2010, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2010-1 Drilling Program for a total buy-in cost of $39,162.50.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  Julie#1-14 was abandoned on October 2, 2010; the cost and its buy-in cost total of $47,035 were moved to the proved properties.  The estimated completion cost of $16,860 for Jack 1-13 was accrued for the year ended October 31, 2010.  As at October 31, 2010, the total cost of the 2010-1 Drilling Program was $232,212.  The interests are located in Garvin County, Oklahoma.

Washita Bend 3D Exploration Project, Oklahoma

On March 1, 2010, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s Washita Bend 3D Exploration Project for a buy-in cost of $46,250.  As at October 31, 2010, the total costs, including seismic costs was $337,398.

King City Prospect, California

A Farmout agreement was made effective on May 25, 2009 between the Company and Sunset Exploration, Inc., to explore for oil and natural gas on 10,000 acres located in west central California.  The Company paid $100,000 (50% pro rata share of $200,000)  to earn a 20% working interest in the project by funding a maximum of 50% of a $200,000 in a geophysical survey composed of gravity and seismic surveys and carry Sunset exploration for 33.33% of dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres will be proportionate to each parties working interest.

Three Sands Project, Oklahoma

On October 6, 2005, the Company acquired a 40% working interest in Vector Exploration Inc’s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs.  For the year ended October 31, 2006, the Company expended $530,081 in exploration costs.  In June 2007, the Company acquired a 40% working interest in William #4-10 well for a total cost of $285,196 and paid a further $17,000 in costs relating to the well.  On March 19, 2008, the Company participated in the KC 80#1-11 well and paid $75,000 for the prepaid drilling costs.  During March and April 2008, the Company expended an additional amount of $48,763 for the intangible and tangible costs, and $161,650 during May to July 2008 for the KC 80#1-11 well.  The total cost of the Three Sands Project as at October 31, 2010 was $1,279,633.  The interests are located in Oklahoma.

South Wayne Prospect, Oklahoma

On March 14, 2010, the Company acquired a 5.00% working interest in McPherson#1-1 well for a payment for leasehold, prospect and geophysical fees of $5,000, and dry hole costs of $32,370.  The total costs, including drilling costs as at October 31, 2010 was $60,914.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The interests are located in McClain County, Oklahoma.

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

On January 30, 2008, the Company incurred $36,498 for work-overs to install submersible pumps.  From November 2008 to July 2009, the Company incurred $44,623 for Belmont Lake Project.  The total cost of the Palmetto Point Project, which included costs for the PP F-12-2, PP F-12-3, PP F-12-4 and PP F-52 wells, were $732,630 as of October 31, 2010.  The interests are located in Mississippi.

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

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is an impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There was no impairment cost for the year ended October 31, 2010 or 2009, respectively.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $215,638 and $186,354 for the year ended October 31, 2010 and 2009, respectively.

Capitalized Costs
	October 31, 2010	October 31, 2009
Proved properties	$3,188,673	$2,571,104
Unproved properties	809,037	270,459
Total Proved and Unproved properties	3,997,710	2,841,563
Accumulated depletion expense	(1,200,652)	(985,014)
Impairment	(219,539)	(219,539)
Net capitalized cost	$2,577,519	$1,637,010

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

3.           OIL AND GAS INTERESTS (continued)

Results of Operations

Results of operations for oil and gas producing activities during the years ended are as follows:
	October 31, 2010	October 31, 2009
Revenues	$657,929	$398,274
Production costs	(96,267)	(113,769)
Depletion and accretion	(220,078)	(190,046)
Results of operations (excluding corporate overhead)	$341,584	$94,459

4.           ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20 “Accounting for Asset Retirement Obligations”  which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This policy requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of October 31, 2010 and October 31, 2009, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with “Accounting for Asset Retirement Obligations”.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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

The information below reflects the change in the asset retirement obligations during the years ended October 31, 2010 and the year ended October 31, 2009:

	October 31, 2010	October 31, 2009
Balance, beginning of years	$37,011	$30,766
Liabilities assumed	2,700	9,206
Revisions	(16,658)	(6,653)
Accretion expense	4,441	3,692
Balance, end of years	$27,494	$37,011

The reclamation obligation relates to the Kodesh, Dye Estate, KC 80 and William wells at the Three Sands Property; the Palmetto Point Project well at the Frio-Wilcox Project; and ARD#1-36, Bagwell#1-20, Jackson#1-18, Miss Gracie#1-18, Joe Murray Farm, Dennis#2-8, Gehrke#1-24, Jack#1-13 and Miss Jenny#1-8 wells at Oklahoma Properties.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes in applicable laws and regulations.  Such changes will be recorded in the accounts of the Company as they occur.

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

On October 30, 2009, the Company granted a non-qualified stock option with respect to 200,000 shares to the CFO.  The exercise price is $0.10 per share.  The options will fully vest in six months and expire in two years from the Grant Date.  The Company recorded a total of $15,585 and $136 in stock compensation expenses for the years ended October 31, 2010 and 2009.

On November 2, 2009, the Company granted a non-qualified stock option with respect to 300,000 shares to the President.  The exercise price is $0.10 per share.  The options will fully vest in six months and expire in two years from the Grant Date.  The Company recorded a total of $23,581 for stock compensation expenses for the year ended October 31, 2010.

A summary of the changes in stock options for year ended October 31, 2010 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2008	200,000	$0.24
Grant on October 30, 2009	200,000	0.10
Exercised	-	-
Balance, October 31, 2009	400,000	$0.17
Granted on November 2, 2009	300,000	0.10
Expired on November 2, 2009	(200,000)	0.24
Exercised	-	-
Balance, October 31, 2010	500,000	$0.10

The Company has the following options outstanding and exercisable.

October 31, 2010	Options outstanding and exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted Average Exercise Price
$0.10 $0.10	200,000 300,000	0.99 years 1.00 years	0.10 0.10

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS

During the years ended October 31, 2010 and 2009, the Company entered into the following transactions with related parties:

a)	The Company paid $60,000 (2009 - $60,000) in management fees and reimbursement of office space of $4,800 (2009 - $4,800) to the President of the Company.

b)	The Company paid $60,000 (2009 - $60,500) to a related entity, for administration services, and $nil (2009 - $ 96,500) for consulting.

c)	The Company paid $90,000 (2009 - $102,000) in management fees to the director of the Company.

d)	The Company paid $72,068 (2009 - $nil) in consulting and accounting fees to the Chief Financial Officer of the Company.

7.	INCOME TAXES

Income tax expense (benefit) for the years ended October 31, 2010 and for the year ended October 31, 2009 consists of the following:
	October 31	October 31
	2010	2009

Current Taxes	$-	$(246,775)
Deferred Taxes	-	-
Net income tax provision (benefit)	$-	$(246,775)

The effective income tax rate for years ended October 31, 2010 and the year ended October 31, 2009 differs from the U.S. Federal statutory income tax rate due to the following:

	October 31	October 31
	2010	2009
Federal statutory income tax rate	(34.00%)	(34.00%)
State income taxes, net of federal benefit	(3.86%)	(3.73%)
Net effective income tax (benefit) rate	(37.86%)	(37.73%)

The components of the deferred tax assets and liabilities as of October 31, 2010 and as of October 31, 2009 are as follows:
	October 31	October 31
	2010	2009
Deferred tax assets:
Federal and state net operating loss carryovers	$219,283	$-
Asset Retirement obligation	10,409	13,964
Stock options granted	14,828	-
Deferred tax asset	$244,520	$13,964

Deferred tax liabilities:
Excess percentage depletion	(89,674)	(52,131)
Deferred tax liability	(89,674)	(52,131)

Net deferred tax asset/(liability)	154,846	(38,167)
Less: valuation allowance	(154,846)	38,167
Deferred tax liability	$-	$-

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

7.	INCOME TAXES (continued)

The Company has approximately $550,000 net operating loss carry forward as of October 31, 2010 which will expire on October 31, 2030.  Subsequent to the 10-K filing for the fiscal year ended October 31, 2009 we filed our tax returns which included carrying back all net operating losses previously reported in order to offset tax gains recognized in fiscal 2008.

The Company believes that all of its positions taken in tax filings are more likely than not to be sustained upon examination by tax authorities.

8.	UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of October 31, 2010 and 2009 were prepared by independent petroleum engineers.  There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.  In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history.  Accordingly, these estimates are expected to change as future information becomes available.

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

Unaudited net quantities of proved developed reserves of crude oil and natural gas (all located within United States) are as follows:

	Crude Oil	Natural Gas
Changes in proved reserves	(Bbls)	(MCF)
Estimated quantity, October 31, 2008	22,421	98,751
Revisions of previous estimate	9,933	(21,618)
Discoveries	30,550	14,890
Reserves sold to third parties	-	-
Production	(6,461)	(18,597)
Estimated quantity, October 31, 2009	56,443	73,426
Revisions of previous estimate
Discoveries	45,009	42,995
Production	(8,213)	(17,574)
Estimated quantity, October 31, 2010	93,239	98,847

Proved Reserves at year end	Developed	Undeveloped	Total
Crude Oil (Bbls)
October 31, 2010	70,129	23,110	93,239
October 31, 2009	25,773	30,670	56,443
Gas (MCF)
October 31, 2010	98,617	230	98,847
October 31, 2009	62,626	10,800	73,426

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

8.	UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

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

Future cash inflows were computed by applying average price calculated using a simple arithmetic average of the prices as of the first day of the trailing twelve months of oil and gas to the estimated future production of proved oil and gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to our proved oil and gas reserves and the tax basis of proved oil and gas properties and available net operating loss carry-forwards. Discounting the future net cash inflows at 10% is a method to measure the impact of the time value of money.
	October 31, 2010	October 31, 2009
Future Cash inflows	$7,989,374	$4,684,335
Future production costs	(1,893,661)	(808,298)
Future development costs	(303,526)	(117,882)
Future income tax expense	(1,840,474)	(1,081,780)
Future cash flows	3,951,713	2,676,375
10% annual discount for estimated timing of cash flows	(1,418,471)	(135,787)
Standardized measure of discounted future net cash	$2,533,242	$2,540,588

UNAUDITED STANDARIZED MEASURE

The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows.
Standardized measure of discounted cash flows:	October 31, 2010	October 31, 2009
Beginning of year	$2,540,588	$3,983,137
Sales and transfers of oil and gas produced, net production costs	(3,305,039)	(7,384,721)
Net changes in prices and production costs and other	1,085,363	522,694
Net changes due to discoveries	1,275,338	1,139,430
Changes in future development costs	185,644	204,963
Revisions of previous estimates	-	635,395
Other	-	-
Net change in income taxes	758,694	1,428,486
Accretion discount	1,282,684	2,011,204
Future cash flows	(1,290,030)	(1,422,549)
End of year	$2,533,242	$2,540,588

9.         MAJOR CUSTOMERS

We collected $451,359 (2009: $171,418) or 69% of our revenues from one of our operators during the year ended October 31, 2010. As of October 31, 2010, $102,122 was due from this operator.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 1, 2010, we accepted the resignation of Chisholm, Bierwolf, Nilson & Morrill, LLC (“Chisholm”), our independent public accountants, who chose to not stand for re-election as the auditors of record.  Chisholm had audited our financial statements for the fiscal years ended October 31, 2008 and October 31, 2009.  Also on September 1, 2010, we engaged Mark Bailey & Company, Ltd. (“Mark Bailey”) to serve as our independent public accountants for the fiscal year ending October 31, 2010.  Our board of directors approved both actions.

The reports of Chisholm on our consolidated financial statements for the two most recent fiscal years ended October 31, 2009 and 2008, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended October 31, 2009 and 2008 and through the subsequent interim period ending September 1, 2010, there were no disagreements with Chisholm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Chisholm, would have caused Chisholm to make reference thereto in its report on our financial statements for such years.  Further, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K occurring within our two most recent fiscal years and the subsequent interim period ending September 1, 2010.

We provided Chisholm with a copy of our Form 8-K disclosing this event and requested Chisholm to furnish a letter addressed to the Commission stating whether it agreed with the above statements.  A copy of that letter, dated September 8, 2010, was filed as Exhibit 16.1 to the Form 8-K on September 9, 2010.

During our fiscal years ended October 31, 2009 and 2008 and through September 1, 2010, the period prior to the engagement of Mark Bailey, neither we nor anyone on our behalf consulted Mark Bailey regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.  Further, Mark Bailey did not provide written or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues.

We requested that Mark Bailey review our disclosure on Form 8-K and provided Mark Bailey with the opportunity to furnish a letter addressed to the SEC containing any new information, clarification of our reviews, or the respects in which it did not agree with the statements in the Form 8-K.  Mark Bailey advised that it reviewed the Form 8-K and had no need to submit a letter in accordance with Item 304 of Regulation S-K.

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

Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010, being the date of our most recently completed fiscal year end.  This evaluation was conducted under the supervision and with the participation of our officers, Leroy Halterman and Kulwant Sandher.  Based on this evaluation, Messrs. Halterman and Sandher concluded that the design and operation of our disclosure controls and procedures were effective.

As of October 31, 2009, the following material weaknesses existed:

•
We relied on external consultants for the preparation of our financial statements and reports.  As a result, it was possible that our officers were not able to identify errors and irregularities in the financial statements and reports.

•
We had an officer who was also a director.  Our board of directors consisted of only two members.  Therefore, there was an inherent lack of segregation of duties and a limited independent governing board.

•	We relied on an external consultant for administration functions, some of which do not have standard procedures in place for formal review by our officers.

On October 30, 2009, we appointed Kulwant Sandher to serve as our Chief Financial Officer.  As a result of this action, we no longer relied on external consultants for the preparation of our financial statements and reports.  While Mr. Halterman continues to serve as both an officer and director, adding Mr. Sandher as another officer resulted in greater segregation of duties.  We continue to rely on an external consultant for administration functions; however such functions are now reviewed by Mr. Sandher.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of October 31, 2010.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment using those criteria, management believes that, as of October 31, 2010, our internal controls are not effective as there is a reasonable possibility that a material misstatement of the Company’s financial statements may not be prevented or detected on a timely basis.  This is due to the size of the Company and the fact that we have only one financial expert on our management team and no audit committee. Management believes that the material weakness set forth above does not have an effect on our financial statements.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We note, however, the changes described above that took place beginning October 30, 2009.

ITEM 9B.      OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our executive officers and directors follows:

Name	Age	Position and Term of Office
Leroy Halterman	65	Director, President and Secretary
Kenneth A. Cabianca	70	Director
Kulwant Sandher	49	Chief Financial Officer

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

ITEM 11.      EXECUTIVE COMPENSATION.

The following table sets forth information about the remuneration of our principal executive officer for services rendered for each of the last two fiscal years ended October 31, 2010.  We do not have any executive officers with total compensation of $100,000 or more.  Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Option Awards ($)	Total ($)
Leroy Halterman President and Secretary	2010 2009	60,000 60,000	23,581(1) -0-	83,581 60,000
_____________
(1)
The fair value of the option grant to Mr. Halterman was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:  expected volatility of 219%, risk-free interest rate of 0.92%, expected life of 2 years and dividend yield of 0.00%.

In addition to the above, we reimbursed Mr. Halterman $4,800 and $4,800 for office space for the fiscal years ended October 31, 2010 and 2009, respectively.

During the last two fiscal years ended October 31, 2010, there were no grants of stock options, stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers, except for the stock option grant made to Mr. Halterman on November 2, 2009 and to Mr. Sandher on October 30, 2009.  We have no employment agreements with our executive officers.  We do not pay compensation to our directors for attendance at meetings.  We reimburse our directors for reasonable expenses incurred during the course of their performance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Leroy Halterman	300,000	-0-	-0-	0.10	11/2/11

On November 2, 2009, we granted Mr. Halterman options to purchase 300,000 shares of common stock at $0.10 per share.  The options fully vested six months from the date of grant and expire November 9, 2011.

The following table sets forth compensation of our directors for the last completed fiscal year ended October 31, 2010.  Mr. Halterman does not receive any additional compensation for serving as a director.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Kenneth Cabianca	90,000	-0-	-0-	0	90,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information as to the officers, directors and more than 5% shareholders.  As of December 31, 2010, we had 24,529,832 shares common stock outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Kenneth A. Cabianca (3) 4519 Woodgreen Drive West Vancouver, B.C. V7S 2T8 Canada	2,554,702 (4)	10.4%
Leroy Halterman 820 Piedra Vista Rd NE Albuquerque, NM 87123	350,000 (5)	1.4%
Kulwant Sandher 604-700 West Pender Street Vancouver, B.C. V6C 1G8 Canada	200,000 (6)	0.8%
All officers and directors as a group (3 persons)	3,350,000 (7)	13.4%
________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 24,529,832 shares of common stock outstanding as of December 31, 2010.   Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 2010 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Kenneth Cabianca may be deemed to be a promoter of our company.
(4)	128,000 shares of common stock are held by Golden Capital in trust for Mr. Cabianca.
(5)	Includes 300,000 shares of common stock issuable upon exercise of vested stock options.
(6)	Includes 200,000 shares of common stock issuable upon exercise of vested stock options.
(7)	Includes 500,000 shares of common stock issuable upon exercise of vested stock options.

Equity Compensation Plan Information

As of October 31, 2010, our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, are as follows

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	500,000	0.10	N/A
Total	500,000	N/A	N/A

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the fiscal years ended October 31, 2010 and 2009, we incurred $60,000 and $60,500, respectively, for administrative services performed by Downtown Consulting.  Downtown Consulting is an entity owned and controlled by Sarah Cabianca, the daughter of Kenneth Cabianca, and one of our shareholders.

During the fiscal years ended October 31, 2010 and 2009, we paid $60,000 and $60,000, respectively, in management fees and $4,800 and $4,800, respectively, as reimbursement for office space to our president, Lee Halterman.

During the fiscal years ended October 31, 2010 and 2009, we paid $90,000 and $102,000, respectively, in management fees to a director, Ken Cabianca.

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

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors (NASDAQ Marketplace Rule 5605(a)(2)).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  We do not currently have an independent director under the above definition.  We do not list that definition on our Internet website.

We presently do not have an audit committee, compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the fiscal year ended October 31, 2010, Mark Bailey & Company, Ltd. (“Bailey”) is expected to bill us approximately $25,000 for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q.  For the fiscal year ended October 31, 2009, Chisholm, Bierwolf, Nilson & Morrill, LLC (“Chisholm”) billed us $19,085 for the audit of our annual financial statements and review of financial statements included in our quarterly report on Form 10-Q.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2010 and 2009.

Tax Fees

For the fiscal year ended October 31, 2010, Bailey is expected to bill us $6,000 for tax compliance services.  For the fiscal year ended October 31, 2009, Chisholm billed us $5,075 for tax compliance services.

All Other Fees

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2010 and 2009.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our directors obtain an estimate for the service to be performed.   The directors in accordance with our procedures approved all of the services described above.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Certificate of Change Pursuant to NRS 78.209 (2)
3.3	Amendment to the Articles of Incorporation (3)
3.4	Amended and Restated Bylaws (4)
4.1	Certificate of Designation of Rights, Preferences, and Privileges for Series A Preferred Stock (4)
16.1	Letter from Chisholm, Bierwolf, Nilson & Morrill, LLC dated September 8, 2010 (5)
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
__________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1, file number 333-102441.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated December 3, 2008, filed January 13, 2009.
(4)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated December 11, 2009, filed December 15, 2009.
(5)	Incorporated by reference to the exhibits to the registrant’s amended current report on Form 8-K dated September 1, 2010, filed September 9, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRINX RESOURCES LTD.

Date: February 7, 2011	By:	/s/ Leroy Halterman
Leroy Halterman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leroy Halterman	President, Secretary and Director (principal executive officer)	February 7, 2011
Leroy Halterman

/s/ Kulwant Sandher	Chief Financial Officer (principal financial and accounting officer)	February 7, 2011
Kulwant Sandher

/s/ Kenneth A. Cabianca	Director	February 7, 2011
Kenneth A. Cabianca