Form 10-Q
period 2011-01-31
BRINX RESOURCES LTD
filed 2011-03-16
CIK 1212641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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
[  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  24,629,832 shares of Common Stock, $0.001 par value, as of March 7, 2011

BRINX RESOURCES LTD.

Part I.         FINANCIAL INFORMATION

Item 1.              Financial Statements

BRINX RESOURCES LTD.
BALANCE SHEETS

	JANUARY 31,	OCTOBER 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)

Current assets
Cash and cash equivalents	$319,596	$21,029
Investment - Certificate of deposit	400,000	800,000
Accounts receivable	240,447	148,924
Prepaid expenses and deposit	87,920	128,055

Total current assets	1,047,963	1,098,008

Undeveloped mineral interests, at cost	811	811

Oil and gas interests, full cost method of accounting,
net of accumulated depletion	2,737,585	2,577,519

Total assets	$3,786,359	$3,676,338

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$129,659	$37,777

Total current liabilities	129,659	37,777

Asset retirement obligations	28,574	27,494

Total liabilities	158,233	65,271

Stockholders' equity
Preferred stock - $0.001 par value; authorized - 1,000,000 shares
Issued - none	-	-

Common stock - $0.001 par value; authorized - 100,000,000 shares
Issued and outstanding - 24,629,832 shares	24,630	24,630

Capital in excess of par value	2,868,057	2,868,057

Retained earnings	735,439	718,380

Total stockholders' equity	3,628,126	3,611,067

Total liabilities and stockholders' equity	$3,786,359	$3,676,338

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS
	PERIOD ENDED
	JANUARY 31,
	2011	2010

REVENUES
Natural gas and oil sales	$373,759	$121,025

DIRECT COSTS
Production costs	58,824	17,578
Depletion and accretion	95,159	37,539
General and administrative	202,917	268,477

Total Expenses	(356,900)	(323,594)

OPERATING (LOSS)	16,859	(202,569)

OTHER INCOME
Interest income	200	-

NET (LOSS) FOR THE PERIODS	$17,059	$(202,569)

Net Income Per Common Share
- Basic	$0.001	$(0.008)
- Diluted	$0.001	$(0.008)

Weighted average number of common shares outstanding
- Basic	24,629,832	24,529,832
- Diluted	24,629,832	24,529,832

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS
	PERIOD ENDED
	JANUARY 31,
	2011	2010
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income (loss)	$17,059	$(202,569)

Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Stock based compensation (note 5)	-	15,558
Depletion and accretion	95,159	37,539

Changes in working capital:
Decrease (Increase) in accounts receivable	(91,523)	16,860
Decrease (Increase) in prepaid expenses and deposit	40,135	(97,790)
Increase (Decrease) in accounts payable and accrued liabilities	91,882	(23,228)
Increase (Decrease) in income taxes receivable	-	(186)

Net cash provided by (used in) operating activities	152,712	(253,816)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Investment - Certificate of deposit	400,000	-
Payments on oil and gas interests	(254,145)	(123,207)

Net cash provided by (used in) investing activities	145,855	(123,207)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash provided by (used in) financing activities	-	-

Net cash (used in) financing activities	-	-

Net increase (decrease) in cash	298,567	(377,023)

Cash and cash equivalents, beginning of periods	21,029	1,947,950

Cash and cash equivalents, end of periods	$319,596	$1,570,927

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes paid	$-	$1,386

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Assets retirement costs incurred	$(1,080)	$(1,110)

Investment in natural oil and gas working interests included in	$16,860	$36,917
accounts payable

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Brinx Resources Ltd. (the “Company”) was incorporated under the laws of the State of Nevada on December 23, 1998, and issued its initial common stock in February 2001.  The Company holds an undeveloped mineral interest located in New Mexico and holds oil and gas interests located in Oklahoma, California, Mississippi and Louisiana.  In 2006, the Company commenced oil and gas production and started earning revenues.

The accompanying financial statements of the Company are unaudited.  In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation.  The results of operations for the three-month period ended January 31, 2011 are not necessarily indicative of the operating results for the entire year.  These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended October 31, 2010.

Except for the historical information contained in this Form 10-Q, this Form contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ materially from those discussed in this Report.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-K for the year ended October 31, 2010.

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

OIL AND GAS INTERESTS (continued)

Capitalized costs of oil and gas interests may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved interests.  Should capitalized costs exceed this ceiling, an impairment is recognized.  The present value of estimated future net cash flows is computed by applying year end prices of oil and gas to estimated future production of proved oil and gas reserves as of year ends, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

REVENUE RECOGNITION

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At January 31, 2011 and 2010, the Company had no overproduced imbalances.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted FASB ASC 360 (prior authoritative literature: SFAS No.  144) "Accounting  for the  Impairment  or Disposal of Long-Lived  Assets," which requires that long-lived  assets to be held and used be  reviewed  for  impairment  whenever  events or changes in circumstances  indicate that the carrying amount of an asset may not be recoverable.  Oil and gas interests accounted for under the full cost method are subject to a ceiling test, described above, and are excluded from this requirement.

ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20 (prior authoritative literature: SFAS No. 143) "Accounting for Asset Retirement Obligations," that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

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

INCOME / (LOSS) PER SHARE

Basic income/(loss) per share is computed based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have the dilutive effect on income/(loss) per share.  The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "as if converted method." The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method.  Hence 500,000 options were excluded from the earnings per share calculation for the three months period ended January 31, 2011, since they out of the money.  The table below presents the computation of basic and diluted earnings per share for the three months periods ended January 31, 2011 and 2010:

	January 31, 2011	January 31, 2010
Basic earnings per share computation:
(Loss) from continuing operations and net income	$17,059	$(202,569)
Basic shares outstanding	24,629,832	24,529,832
Basic earnings per share	$0.00	$(0.01)

Diluted earnings per share computation:
(Loss) from continuing operations	$17,059	$(202,569)
Basic shares outstanding	24,629,832	24,529,832
Incremental shares from assumed conversions:
Stock options	-	-
Warrants	-	-
Diluted shares outstanding	24,629,832	24,529,832
Diluted earnings per share	$0.00	$(0.01)

The calculation for earnings per share excluded 500,000 stock options and 400,000 stock options as these were not in the money as at January 31, 2011 and 2010, respectively.

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

EQUITY BASED COMPENSATION

The Company adopted the fair value recognition provisions of FASB ASC 718 (prior authoritative literature: SFAS No. 123R) “Share Based Payment” using the modified prospective method as described in “Accounting for Stock-Based Compensation – Transition and Disclosure,” as prescribed by the United States Securities and Exchange commission (“SEC”).

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three months periods ended
	January 31, 2011	January 31, 2010
Expected volatility	-	219%
Risk-free interest rate	-	0.92%
Expected life	-	2 years
Dividend yield	-	0.00%

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2.           ACCOUNTS RECEIVABLE

Accounts receivable consists of revenues receivable from the operators of the oil and gas projects for the sale of oil and gas by the operators on their behalf and are carried at net receivable amounts less an estimate for doubtful accounts.  Management considers all accounts receivable to be fully collectible at January 31, 2011 and October 31, 2010.  Accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.
	January 31, 2011	October 31, 2010
Accounts receivable	$240,447	$148,924
Less: allowance for doubtful account	-	-
	$240,447	$148,924

3.	OIL AND GAS INTERESTS

The Company holds the following oil and natural gas interests:

	January 31, 2011	October 31, 2010
2008-3 Drilling Program, Oklahoma	$262,389	$257,564
2009-2 Drilling Program, Oklahoma	115,582	115,582
2009-3 Drilling Program, Oklahoma	296,110	294,164
2009-4 Drilling Program, Oklahoma	192,771	172,530
2010-1 Drilling Program, Oklahoma	259,575	232,212
Washita Bend 3D, Oklahoma	357,517	337,398
Kings City Prospect, California	106,091	106,091
Three Sands Project, Oklahoma	1,409,115	1,279,633
South Wayne Prospect, Oklahoma	61,113	60,914
Palmetto Point Project, Mississippi	420,000	420,000
Frio-Wilcox Prospect, Mississippi	400,000	400,000
PP F-12-2, PP F-12-3, PP F-12-4 and PP F-52, Mississippi	362,600	312,630
Asset retirement cost	8,992	8,992
Less: Accumulated depletion and impairment	(1,514,270)	(1,420,191)
	$2,737,585	$2,577,519

2008-3 Drilling Program, Oklahoma

On January 12, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation’s 2008-3 Drilling Program for a total buy-in cost of $28,581.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The Before Casing Point Interest “BCP” shall be 6.25% and the After Casing Point Interest “ACP” shall be 5.00%.  During January to July 2009, the Company expended a $213,925 in addition to $18,850 that was spent in previous periods.  The well, Wigley#1-11, was abandoned during March 2009.  The cost and its buy-in cost total of $33,423 were moved to the proved properties.  Selman#1-21 and Bagwell#1-20 started producing during May 2009, the cost and its buy-in cost total of $67,707 for Selman#1-21 and $57,921 for Bagwell#1-20 were moved to the proved properties. Ard#1-36 started producing during June 2009 and the cost and its buy-in cost total of $42,647 was moved to the proved properties.  Selman#2-21 started producing during July 2009 and was abandoned on April 20, 2010; the cost and its buy-in cost total of $57,483 were moved to the proved properties pool.  The total cost of the 2008-3 Drilling Program as at January 31, 2011 was $262,389.  The interests are located in Garvin County, Oklahoma.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3.            OIL AND GAS INTERESTS (continued)

2009-2 Drilling Program, Oklahoma

On June 19, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation’s 2009-2 Drilling Program for a total buy-in cost of $26,562.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The well, James#1-18, was abandoned on September 21, 2009.  The cost and its buy-in cost total of $41,934 were moved to the proved properties.  Little Chief#1-3 was abandoned on November 17, 2009; the cost and its buy-in cost total of $35,528 were moved to the proved properties.  J.C. Carlton#1-31 was abandoned on April 30, 2010; the cost and its buy-in cost total of $38,630 were moved to the proved properties.  As at January 31, 2011, the total cost of the 2009-2 Drilling Program was $115,582.  The interests are located in Garvin County, Oklahoma.

2009-3 Drilling Program, Oklahoma

On August 12, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-3 Drilling Program for a total buy-in cost of $37,775.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  Jackson#1-18 started producing during January 2010; an amount of $63,725 which included the buy-in cost was moved to the proved property pool.  Miss Gracie#1-18 started producing during March 2010; an amount of $62,268 which included its buy-in cost was moved to the proved property pool.  Brewer#1-20 was abandoned on June 2, 2010; the cost and its buy-in cost total of $64,936 were moved to the proved properties.  Waunice#1-36 started producing during June 2010; an amount of $43,848 which included its buy-in cost was moved to the proved property pool, it was abandoned on September 23, 2010.   As at January 31, 2011, the total cost of the 2009-3 Drilling Program was $296,110.  The interests are located in Garvin County, Oklahoma.

2009-4 Drilling Program, Oklahoma

On December 19, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-4 Drilling Program for a total buy-in cost of $13,482.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  Dennis#1-8 started producing during May 2010; an amount of $79,892 which included the buy-in cost was moved to the proved property pool, it was abandoned on September 27, 2010.  Dennis#2-8 was abandoned on November 17, 2010; an amount of $34,068 which included the buy-in cost was moved to the proved property pool.  Murray Trust#3-19 was abandoned on December 13, 2010; an amount of $12,917 which included the buy-in cost was moved to the proved property pool.  Murray Trust#2-19 started producing during November 2010; an amount of $52,910 which included the buy-in cost was moved to the proved property pool.     As at January 31, 2011, the total cost of the 2009-4 Drilling Program was $192,771.  The interests are located in Garvin County, Oklahoma.

2010-1 Drilling Program, Oklahoma

On April 23, 2010, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2010-1 Drilling Program for a total buy-in cost of $39,163  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  Julie#1-14 was abandoned on October 2, 2010; the cost and its buy-in cost total of $47,035 were moved to the proved properties.  Jack#1-13 started producing during November 2010; an amount of $73,993 which included the buy-in cost was moved to the proved property pool.  Miss Jenny started producing during December 2010; an amount of $61,640 which included the buy-in cost was moved to the proved property pool.  The estimated completion cost of $16,860 for Jack 1-13 was accrued for the three months period ended.  As at January 31, 2011, the total cost of the 2010-1 Drilling Program was $259,575.  The interests are located in Garvin County, Oklahoma.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3.	OIL AND GAS INTERESTS (continued)

Washita Bend 3D Exploration Project, Oklahoma

On March 1, 2010, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s Washita Bend 3D Exploration Project for a buy-in cost of $46,250.  As at January 31, 2011, the total costs, including seismic costs was $357,517.

Kings City Prospect, California

A Farmout agreement was made effective on May 25, 2009 between the Company and Sunset Exploration, Inc., to explore for oil and natural gas on 10,000 acres located in west central California.  The Company paid $100,000 (50% pro rata share of $200,000)  to earn a 20% working interest in project by funding a maximum of 50% of a $200,000 in a geophysical survey composed of gravity and seismic surveys and carry Sunset exploration for 33.33% of dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres will be proportionate to each parties working interest.  The total cost of the King City prospect as at January 31, 2011 was $106,091.

Three Sands Project, Oklahoma

On October 6, 2005, the Company acquired a 40% working interest in Vector Exploration Inc’s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs.  For the year ended October 31, 2006, the Company expended $530,081 in exploration costs.  In June 2007, the Company acquired a 40% working interest in William #4-10 well for a total cost of $285,196 and paid a further $17,000 in costs relating to the well.  On March 19, 2008, the Company participated in the KC 80#1-11 well and paid $75,000 for the prepaid drilling costs.  During March and April 2008, the Company expended an additional amount of $48,763 for the intangible and tangible costs, and $161,650 during May to July 2008 for the KC 80#1-11 well.  The total cost of the Three Sands Project as at January 31, 2011 was $1,409,115.  The interests are located in Oklahoma.

South Wayne Prospect, Oklahoma

On March 14, 2010, the Company acquired a 5.00% working interest in McPherson#1-1 well for a payment for leasehold, prospect and geophysical fees of $5,000, and dry hole costs of $32,370.  The total costs, including drilling costs as at January 31, 2011 was $61,113.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The interests are located in McClain County, Oklahoma.  The total costs of the South Wayne prospect as at January 31, 2011 was $61,113.

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

On January 30, 2008, the Company incurred $36,498 for work-overs to install submersible pumps.  From November 2008 to July 2009, the Company incurred $44,623 for Belmont Lake Project.  The total cost of the Palmetto Point Project, which included costs for the PP F-12-2, PP F-12-3, PP F-12-4 and PP F-52 wells, were $782,600 as of January 31, 2011.  The interests are located in Mississippi.

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

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is an impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There was no impairment cost for the three months periods ended January 31, 2011 and 2010, respectively.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $94,079 and $36,429 for the three months periods ended January 31, 2011 and 2010, respectively.

Capitalized Costs
	January 31, 2011	October 31, 2010
Proved properties	$3,649,177	$3,188,673
Unproved properties	602,678	809,037
Total Proved and Unproved properties	4,251,855	3,997,710
Accumulated depletion expense	(1,294,731)	(1,200,652)
Impairment	(219,539)	(219,539)
Net capitalized cost	$2,737,585	$2,577,519

Results of Operations

Results of operations for oil and gas producing activities during the three months periods ended are as follows:
	January 31, 2011	January 31, 2010
Revenues	$373,759	$121,025
Production costs	(58,824)	(17,578)
Depletion and accretion	(95,159)	(37,539)
Results of operations (excluding corporate overhead)	$219,776	$65,908

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.           ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20 “Accounting for Asset Retirement Obligations”  which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This policy requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of January 31, 2011 and October 31, 2010, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with “Accounting for Asset Retirement Obligations”.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The Company amortizes the amount added to oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the three months period ended January 31, 2011 and the year ended October 31, 2010:

	January 31, 2011	October 31, 2010
Balance, beginning of periods	$27,494	$37,011
Liabilities assumed	-	2,700
Revisions	-	(16,658)
Accretion expense	1,080	4,441
Balance, end of years	$28,574	$27,494

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

On October 30, 2009, the Company granted a non-qualified stock option with respect to 200,000 shares to the CFO.  The exercise price is $0.10 per share.  The options will fully vest in six months and expire in two years from the Grant Date.  The Company recorded a total of $15,585 and $136 and for stock compensation expenses for the years ended October 31, 2010 and 2009.

On November 2, 2009, the Company granted a non-qualified stock option with respect to 300,000 shares to the President.  The exercise price is $0.10 per share.  The options will fully vest in six months and expire in two years from the Grant Date.  The Company recorded a total of $23,581 for stock compensation expenses for the year ended October 31, 2010.

A summary of the changes in stock options for the three months ended January 31, 2011 is presented below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance, October 31, 2009	400,000	$0.17
Granted on November 2, 2009	300,000	0.10
Expired on November 2, 2009	(200,000)	0.24
Exercised	-	-
Balance, October 31, 2010	500,000	$0.10
Balance, January 31, 2011	500,000	$0.10

The Company has the following options outstanding and exercisable.

January 31, 2011	Options outstanding and exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted Average Exercise Price
$0.10 $0.10	200,000 300,000	0.74 years 0.75 years	0.10 0.10

6.                      RELATED PARTY TRANSACTIONS

During the three months periods ended January 31, 2011 and 2010, the Company entered into the following transactions with related parties:

a)	The Company paid $18,000 (2010 - $15,000) in management fees and reimbursement of office space of $1,200 (2010 - $1,200) to the President of the Company.

b)	The Company paid $17,000 (2010 - $15,000) to a related entity, for administration services.

c)	The Company paid $24,500 (2010 - $22,500) in management fees to the director of the Company.

d)	The Company paid $19,035 (2010 - $17,566) in consulting and accounting fees to the Chief Financial Officer of the Company.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent oil and gas company engaged in exploration, development and production of oil and natural gas. As production of these products continues, they will be sold to purchasers in the immediate area where the products are extracted.

Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims.  Based on the geological report and recommendation prepared by Leroy Halterman, who was our geological consultant at that time, we completed geological mapping, sampling and assaying in connection with the first phase of a staged exploration program during the fiscal year ended October 31, 2004.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the fiscal years ended October 31, 2010 or 2009 or the three months ended January 31, 2011.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

Our plan of operations is to continue to produce commercial quantities of oil and gas and to drill new exploratory and development wells and re-entries to test the oil and gas productive capabilities of our oil and gas properties.  In addition to the drilling and producing of oil and gas wells, the Company has expanded and will continue to expand into exploration and project acquisition through the participation in new 3-D geophysical surveys and related project acquisitions.

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

2008-3 Drilling Program, Oklahoma.  On January 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2008-3 Drilling Program for a total buy-in cost of $28,581.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  From January 2009 to July 2009, we expended $213,925 in addition to $18,850 that was spent in previous periods.  The total cost of the 2008-3 Drilling Program as of January 31, 2011 was $262,389.  The interests are located in Garvin County, South Central Oklahoma.

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

During calendar year 2011 at least one development well is planned to be drilled.  As of January 31, 2011, the two producing wells in this program have produced a total of 143,435 Bbls of oil and 24,741 Mcf of natural gas.

2009-2 Drilling Program, Oklahoma.  On June 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-2 Drilling Program for a total buy-in cost of $26,562.  We agreed to participate in the drilling operations to casing point in the initial test well of each of three prospects.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The interests are located in Garvin County, Oklahoma.  A total of three wells were drilled in this program and targeted pay zones that were the same as in the 2008-3 program.  The zones included the prolific Oil Creek, Bromide Sands, Viola, Deese and Layton Sandstone. This program is composed of three 3-D seismically defined separate prospects.   All wells were drilled in the last fiscal quarter of 2009. Two of the wells were deemed non-commercial and were plugged and abandoned.  Production casing was set on one of the three wells and completion efforts have taken place on the third well; however, after testing it was also deemed non-commercial and plugged.  As of January 31, 2011, the total cost of the 2009-2 Drilling Program was $115,582.

2009-3 Drilling Program, Oklahoma. On August 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-3 Drilling Program for a total buy-in cost of $37,775.  We agreed to participate in the drilling operations to casing point in the initial test well on each of four prospects.   The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The total costs incurred, including drilling costs, as of January 31, 2011 was $296,110.  The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands. This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the four prospects.   All four of the wells have been drilled and production casing has been set on all four.  Two of the wells had successful drill stem test that flowed oil and gas to the surface.  Electric and radiation logs indicate multiple pay zones in all four wells.

One of the four wells in this program was completed in late January 2010 as a flowing oil and gas well.  The well was flowing naturally at rates between 400 and 500 barrels of fluid per day with an oil cut of between 50% and 70% oil.  Natural gas was being produced at a rate of over 400 Mcf per day.  The well only produced for a few days before snow and ice storms forced shutting the well in because the produced oil and water could not be hauled away from the location and the storage tanks for these liquids were full. Conditions have improved and the well is now producing and selling oil and natural gas. The second well that also had a flowing drill stem test was completed in late March 2010 and that well is currently producing as a naturally flowing oil and gas well.  Total production from these two producing wells as of January 31, 2011 totaled 91,167 Bbls of oil and 27,041 Mcf of natural gas.

In late June 2010, a successful development well was drilled as an offset to the naturally flowing well that is still producing at a rate of 230 Bbls oil and 34 Mcf of natural gas per day.  This development well was completed in early August 2010 and is flowing at a rate of 330 Bbls of oil and 37 Mcf of natural gas per day and should add significantly to this program’s future oil and gas production.  Total production from this producing well as of January 31, 2011 was 50,068 Bbls of oil and 5,321 Mcf of natural gas.

The two remaining wells were completed in late May 2010.  After testing, both wells were deemed to be non-commercial and have been plugged and abandoned.

2009-4 Drilling Program, Oklahoma.  On December 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-4 Drilling Program for a total buy-in cost of $13,482.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The total costs incurred, including drilling costs, as of January 31, 2011 was $192,771.  The interests are located in Garvin County, Oklahoma. Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands. This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.

Drilling of the first well started in early February 2010 and reached total depth on February 20, 2010. The second well drilling started in late February 2010 and reached total depth on April 8, 2010. Both of the wells intercepted multiple potential productive horizons and production casing was set. The lowest horizon in the first well flowed oil and gas on a drill stem test.  Weather was initially a problem with heavy rain causing flooding and other delays but both wells have now been completed.  Both wells were treated for a poor cement bond and only one remains in production.  The one well that could not be successfully treated for the poor cement bond was plugged and abandoned.  Another well is being drilled as a twin to this well.  If it is not successful it will be left unplugged as a possible salt water disposal well.  As of January 31, 2011, both wells have been plugged and abandoned after producing a few thousand barrels of oil and Mcf of natural gas.

2010-1 Program, Oklahoma. On April 23, 2010, we acquired a 5% working interest in Ranken Energy Corporation’s 2010-1 Drilling Program for a total buy-in cost of $39,163.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.   The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The total cost incurred, including drilling costs, as of January 31, 2011 was $259,575.  The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands. This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.

As of late October 2010, all four wells of the four-well program had been drilled.  Three of the wells had production casing set and one well was plugged and abandoned.  The three successful wells intercepted multiple pay zones including the prolific lowest zone.  One well had a flowing drill stem test but the other two wells were not drill stem tested.  All three wells show excellent porosity, permeability, and hydrocarbon shows.  Completion of these wells started in mid-September.  Two of the wells have been completed in the deepest pay zone with one well producing between 90 to 110 barrels of oil water free and the second was producing at a rate of 360 to 400 barrels of oil per day in early December 2010.  An offset development well to the previously mentioned high flow rate well is planned for the second or third fiscal quarter.  Total production from these wells as of January 31, 2011 was 28,553 Bbls of oil and 508 Mcf of natural gas.  It should be noted that several of the wells produced for only one or two months prior to the end of the fiscal quarter.  The wells are now producing at a combined rate of 420 Bbls of oil and 9 Mcf of natural gas.  Two of the wells are waiting pipeline connection before they can start selling natural gas.

South Wayne Prospect, Oklahoma. On March 14, 2010, we acquired a 5% working interest in Okland Oil’s South Wayne prospect for a total buy-in cost of $5,000 and dry hole costs of $32,370.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The total cost incurred, including drilling costs, as of January 31, 2011 was $61,113.  The well and related leasehold interests are located in McClain County, Oklahoma.  As of October 31, 2010, the well had been drilled and production casing has been set.  The well was perforated in July 2010 and immediately started flowing oil at a rate of 200 Bbls per day.  The flow of oil was slowed and stopped due to a buildup of paraffin.  A pumping unit was placed on the well in late August 2010 and the well is now producing at a rate of 33 Bbls of oil and 41 Mcf of natural gas and no water.  Total production for the McPherson well as of January 31, 2011 was 11,648 Bbls of oil and 4,964 Mcf of natural gas.

Washita Bend 3D Exploration Project, Oklahoma.  On March 1, 2010, we agreed to participate with a 5% working interest in a 3-D seismic program managed by Ranken Energy Corporation for a buy-in cost of $46,250.  The Oklahoma 3-D seismic program will cover approximately 135 square miles in a known oil and gas producing area.   An earlier 2-D seismic program over the same area indicated a number of untested structures.  We expect the 3-D program will refine and better define the structures discovered during the earlier program and pinpoint drill locations.  We will participate in the seismic program and the related prospect generation and acquisition phase without any promotion.  The BCP Interest shall be 5.625% and the ACP Interest shall be 5.00% on the first eight wells and then 5% before and after casing point on succeeding wells.  The total cost, including seismic costs, as of January 31, 2011 was $357,517.

Work has commenced on this project. Shooting and data acquisition started on the Oklahoma 3-D project in late February 2011. The project is slated to cover approximately 86,350 acres or 135 square miles of which approximately 83,043 acres or 130 square miles have now been permitted. Weather related delays have intermittently forced postponement of the actual data gathering portion of the project which is now underway.

The project will employ state of the art equipment and processing that will help pinpoint drill target and well locations.  Initial testing to determine what sweep frequencies to be used reinforced the fact that the data to be acquired will be of high quality compared to surveys performed in the past. This survey is taking place over an area that was originally shot with 2-D seismic that located a number of anomalies but the data was not of sufficient quality to pinpoint well locations.  In contrast, this 3-D survey will pinpoint these locations, dramatically reducing the risk of drilling dry holes. A total of 5,148 acres of leases have been acquired thus far and leasing of additional land may start in the next several months.  Drilling testing of these targets could begin in mid-summer.

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

Costs Including Previous Work.  As of January 31, 2011, we have expended $1,409,115 in connection with the Three Sands Project, including leasing, title, drilling, and casing.

Present Activities.  Drilling of the Kodesh #1 disposal well was completed on October 3, 2005 and drilling of the Kodesh #2 well was completed on October 23, 2005. Completion and equipping of these wells took place during mid-December 2005 through early January 2006.  The Kodesh #1 is being used for salt water disposal well.  In December 2010 and January 2011, the pump was replaced and new pay zones were perforated and fracture treated, thereby increasing production of oil and natural gas.  The Kodesh #2 is not producing oil and natural gas on a daily basis.  As of January 31, 2011, it has produced 3,762 Bbls of oil and 8,473 Mcf of natural gas.

During January 2007, we re-entered the Dye Estate #1 well.  Production of natural gas from the Dye Estate #1 well commenced in mid-August 2007.  As of January 31, 2011, the Dye Estate #1 well has produced 6,809 Mcf of natural gas and is currently averaging natural gas production at a rate of 6 Mcf per day. Water from the Dye Estate #1 well is being disposed in the Kodesh #1 disposal well.

We commenced drilling the William #4-10 well in early June 2007, reaching a total depth of 4,810 feet in mid-June 2007.  Electric and radiation logs indicated that the William #4-10 well contained four potential commercial pay zones, the Wilcox Sand, Mississippi Lime, Layton Sand and the Tonkawa Sand.  Completion of the lowest zone, the Wilcox Sand, occurred in mid-August 2007.  Production from the William #4-10 well started in mid-October 2007. During the first quarter of 2008, we perforated, fracture treated and tested the Mississippi Lime and the lower Layton Sand to increase the production rate of both gas and oil from the William #4-10 well and provide data regarding the potential of these formations for the remainder of the leases on the Three Sands Project.  As of January 31, 2011, the William #4-10 well has produced 2,526 Bbls oil and 77,774 Mcf of gas.  The well is currently producing at a rate of 1 barrel of oil per day and 117 Mcf of natural gas.

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

Completion of the KC 80 #1-11 well started in late April 2008.  The lowest pay zone, the Mississippian, was acidized and partially fracture treated.  In early August a similar treatment was given to the Chat zone or the horizon that lies above the lowest pay zone. As of January 31, 2011, the KC 80 #1-11 well is producing at a rate of 3.5 Bbls of oil and 30 Mcf of natural gas daily.  As of January 31, 2011, the KC 80 #1-11 has produced 5,378 Bbls of oil and 35,568 Mcf of natural gas.

Drilling commenced on the Taylor #1 well on October 7, 2010 and reached a total depth of 4,825 feet on October 14, 2010.  The primary target of the well was the Mississippian Limestone.  The well was fracture treated in mid-December 2010 and production testing will follow.  There was no production from this well prior to mid-December 2010.  Production from this well as of January 31, 2011 totaled 887 Bbls of oil nad 5,961 Mcf of natural gas

Palmetto Point Project

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

Costs Including Previous Work.  As of January 31, 2011, we have expended $782,600 in connection with the Palmetto Point Project, including leasing, title, drilling, and casing.

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

During the three-month period ended January 31, 2011, the Belmont Lake Oil field produced 12,711 Bbls of oil and all natural gas produced was consumed on the lease for compression and gas lift for the oil produced.

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

Costs Including Previous Work.  As of January 31, 2011, we have expended $400,000 in connection with the Mississippi Frio-Wilcox Joint Venture, including leasing, title, drilling, and casing.

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

Mineral Interests

Antelope Pass.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the three-month period ended January 31, 2011 or during the fiscal years ended October 31, 2010 and 2009.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.   All Bureau of Land Management fees and filing have been paid and performed making the claim valid until at least September 1, 2011.

Results of Operations

Three months ended January 31, 2011 compared to the three months ended January 31, 2010.  We realized revenues of $373,759 during the three months ended January 31, 2011, compared with $121,025 during the three months ended January 31, 2010, an increase of $252,734, due to additional wells producing and an increase in commodity prices.  During the three-month period ended January 31, 2011, 4,229 Bbls of oil and 3,039 Mcf of gas

were produced at our oil and gas properties, as compared to 1,358 Bbls of oil and 3,204 Mcf of gas for the three months ended January 31, 2010.

We incurred production costs of $58,824 during the three months ended January 31, 2011, compared with $17,578 during the three months ended January 31, 2010, an increase of $41,246.  The increase in our production costs is related to an increase in the costs of production from our producing wells.

Our depletion and accretion costs were $95,159 during the three months ended January 31, 2011, compared with $37,539 during the three months ended January 31, 2010, an increase of $57,620.  The increase in our depletion costs is related to a decrease in the reserves of the Company and an increase in production from our wells.

Our general and administrative costs decreased to $202,917 for the three months ended January 31, 2011, from $268,477 for the three months ended January 31, 2010.  The decrease is primarily attributable to decreases in investor relations expenses of $35,230, consulting fees of $28,695, stock based compensation expenses of $15,558 and legal expenses of $15, 119.

For the three months ended January 31, 2011, we incurred net income of $17,059, compared to a net loss of $202,569 for the three months ended January 31, 2010.  The profit was largely attributable to a 209% increase in revenues for the quarter, with only a 10% increase in expenses.

As a result of our net income for the quarter, we had retained earnings of $735,439 at January 31, 2011.

Liquidity and Capital Resources

As of January 31, 2011, we had cash and a certificate of deposit totaling $719,596 and working capital of $918,304, compared to cash and a certificate of deposit totaling $821,029 and working capital of $1,060,231 as of October 31, 2010.  Our accounts receivable increased to $240,447 at January 31, 2011, compared with $148,924 at October 31, 2010, an increase of $91,523.  In addition, our current liabilities increased to $129,659 at January 31, 2011, compared with $37,777 at October 31, 2010.

During the three months ended January 31, 2011, operating activities provided cash of $152,712, as compared to using net cash of $253,816 for the quarter ended January 31, 2010.  The principal reason for the change was due to the profitable operations for the 2011 quarter.

Investing activities provided net cash of $145,855 during the three months ended January 31, 2011, compared with $123,207 used during the three months ended January 31, 2010.  While more cash was used for payments on oil and gas prospects during the 2011 quarter, we also redeemed a $400,000 certificate of deposit.

Off-Balance Sheet Arrangements

As of January 31, 2011, we did not have any off-balance sheet arrangements.

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

Asset Retirement Obligations. We follow FASB ASC 410-20 “Accounting for Asset Retirement Obligations”.  FASB ASC 410-20 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FASB ASC 410-20 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of January 31, 2011 and October 31, 2010, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with FASB ASC 410-20.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective wells. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The information below reflects the change in the asset retirement obligations during the three-month period ended January 31, 2011 and the year ended October 31, 2010:

	January 31, 2011	October 31, 2010
Balance, beginning of period	$27,494	$37,011
Liabilities assumed	-	2,700
Revisions	-	(16,658)
Accretion expense	1,080	4,441
Balance, end of period	$28,574	$27,494

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

Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011, being the date of our most recently completed fiscal quarter.  This evaluation was conducted under the supervision and with the participation of our officers, Leroy Halterman and Kulwant Sandher.  Based on this evaluation, Messrs. Halterman and Sandher concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

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

 Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our officers have concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
______________________

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

BRINX RESOURCES LTD.

(Registrant)

March 16, 2011                                                                                     By:  /s/ Leroy Halterman
Leroy Halterman
President and Secretary
(principal executive officer)

March 16, 2011                                                                                     By:  /s/ Kulwant Sandher
Kulwant Sandher
Chief Financial Officer
(principal financial and accounting officer)