Form 10-Q
period 2012-04-30
BRINX RESOURCES LTD
filed 2012-06-14
CIK 1212641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

333-102441
 (Commission file number)

BRINX RESOURCES LTD.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0388682 (IRS Employer Identification No.)

c/o Dill Dill Carr Stonbraker & Hutchings, P.C., 455 Sherman Street, Suite 300, Denver, Colorado 80203
(Address of principal executive offices)                                (Zip Code)

(505) 250-9992
(Registrant’s telephone number, including area code)

820 Piedra Vista Road NE, Albuquerque, NM 87123
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
[  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  24,629,832 shares of Common Stock, $0.001 par value, as of June 13, 2012

BRINX RESOURCES LTD.

Part I.       FINANCIAL INFORMATION

Item 1.      Financial Statements

BRINX RESOURCES LTD.
BALANCE SHEETS

	APRIL 30,	OCTOBER 31,
	2012	2011
ASSETS	(Unaudited)	(Audited)

Current assets
Cash and cash equivalents	$443,561	$401,047
Investment - Certificate of deposit	400,000	400,000
Marketable securities	108,000	208,000
Accounts receivable	106,292	329,748
Prepaid expenses and deposit	34,810	37,254

Total current assets	1,092,663	1,376,049

Undeveloped mineral interests, at cost	1,981	1,981

Oil and gas interests, full cost method of accounting,
net of accumulated depletion	2,150,648	2,074,900

Total assets	$3,245,292	$3,452,930

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$14,332	$10,971

Total current liabilities	14,332	10,971

Asset retirement obligations	27,915	26,335

Total liabilities	42,247	37,306

Stockholders' equity
Preferred stock - $0.001 par value; authorized - 1,000,000 shares
Issued and outstanding - 500,001 shares	500	-

Common stock - $0.001 par value; authorized - 100,000,000 shares
Issued and outstanding - 24,629,832 shares	24,630	24,630

Capital in excess of par value	2,868,057	2,868,057

Accumulative other comprehensive loss	(164,000)	(64,000)

Retained earnings	473,858	586,937

Total stockholders' equity	3,203,045	3,415,624

Total liabilities and stockholders' equity	$3,245,292	$3,452,930

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	PERIOD ENDED		PERIOD ENDED
	APRIL 30,		APRIL 30,
	2012	2011	2012	2011

REVENUES
Natural gas and oil sales	$158,730	$397,393	$346,759	$771,152

DIRECT COSTS
Production costs	30,190	63,053	53,175	121,876
Depletion and accretion	50,181	110,934	106,085	206,093
General and administrative	165,511	168,994	320,388	371,911
Total Expenses	(245,882)	(342,981)	(479,648)	(699,880)

OPERATING INCOME/(LOSS)	(87,152)	54,412	(132,889)	71,272

OTHER INCOME
Interest income/expense	(540)	350	(190)	550
Other Income	-	-	20,000	-

NET INCOME/(LOSS) BEFORE INCOME TAXES	(87,692)	54,762	(113,079)	71,822
Provision for income taxes	-	-	-	-

COMPREHENSIVE INCOME /(LOSS)
Unrealized (loss) on held for sale marketable security	(100,000)	-	(100,000)	-

NET COMPREHENSIVE INCOME/(LOSS) FOR THE PERIODS	$(187,692)	$54,762	$(213,079)	$71,822

Net Income/(Loss) Per Common Share

- Basic	$(0.004)	$0.002	$(0.005)	$0.003
- Diluted	$(0.004)	$0.002	$(0.005)	$0.003

Weighted average number of common shares outstanding

- Basic	24,629,832	24,629,832	24,629,832	24,629,832
- Diluted	24,629,832	24,713,165	24,629,832	24,713,165

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS
	PERIOD ENDED
	APRIL 30,
	2012	2011

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net Income / (loss)	$(113,079)	$71,822

Adjustments to reconcile net income to net cash provided by
operating activities:
Depletion and accretion	106,085	206,093
Changes in working capital:
Decrease / (Increase) in accounts receivable	23,956	(94,698)
Decrease in prepaid expenses and deposit	2,444	76,486
Increase in accounts payable and accrued liabilities	3,361	103,596

Net cash provided by operating activities	22,767	363,299

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Redemption of Certificate of deposit	-	400,000
Sale proceeds of natural gas and oil working interests	200,000	-
Payments on oil and gas interests	(180,253)	(448,951)

Net cash provided by/(used in) investing activities	19,747	(48,951)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash (used in) financing activities	-	-

Net increase in cash	42,514	314,348

Cash and cash equivalents, beginning of periods	401,047	21,029

Cash and cash equivalents, end of periods	$443,561	$335,377

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Assets retirement costs incurred	$(1,580)	$(2,160)

Investment in natural oil and gas working interests included in	$-	$31,545
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

The accompanying financial statements of the Company are unaudited.  In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation.  The results of operations for the six month period ended April 30, 2012 are not necessarily indicative of the operating results for the entire year.  These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended October 31, 2011.

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

Capitalized costs of oil and gas interests may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved interests.  Should capitalized costs exceed this ceiling, an impairment is recognized.  The present value of estimated future net cash flows is computed by applying average prices, in the preceding twelve months, of oil and gas to estimated future production of proved oil and gas reserves as of year-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customer.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At April 30, 2012 and 2011, the Company had no overproduced imbalances.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted FASB ASC 360 “Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas interests accounted for under the full cost method are subject to a ceiling test, described above, and are excluded from this requirement.

ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20 "Accounting for Asset Retirement Obligations," that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

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

INCOME / (LOSS) PER SHARE

Basic income/(loss) per share is computed based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on income/(loss) per share.  The dilutive effect of outstanding options was nil as of April 30, 2012 and 2011.  500,000 options were included in the earnings per share calculation for the six-month period ended April 30, 2011.  The table below presents the computation of basic and diluted earnings per share for the six-month periods ended April 30, 2012 and 2011:

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME / (LOSS) PER SHARE (continued)

	April 30, 2012	April 30, 2011
Basic earnings per share computation:

Income/(Loss) from continuing operations	$(113,079)	$71,822
Basic shares outstanding	24,629,832	24,629,832
Basic earnings per share	$(0.005)	$0.003

Diluted earnings per share computation:
Income (Loss) from continuing operations	$(113,079)	$71,822
Basic shares outstanding	24,629,832	24,629,832
Incremental shares from assumed conversions:
Stock options	-	83,333
Warrants	-	-
Diluted shares outstanding	24,629,832	24,713,165
Diluted earnings per share	$(0.005)	$0.003

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

MARKETABLE SECURITIES AND INVESTMENTS

All equity investments are classified as available for sale and any subsequent changes in the fair value are recorded in comprehensive income. If in the opinion of management, there has been a decline in the value of the investment below the carrying value that is considered to be other than temporary, the valuation adjustment is recorded in net earnings in the period of determination.  The fair value of investments is based on the quoted market price on the closing date of the period.

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

Level 3 inputs to valuation methodology are unobservable and significant to the fair value measurement.

The carrying amounts reported in the balance sheets for cash and cash equivalents, investments in certificates of deposit, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. Marketable securities are valued using Level 1 inputs.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, investments in certificates of deposit and accounts receivable.  The Company maintains cash at one financial institution.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large, high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.

The Company has recorded trade accounts receivable from business operations. Management periodically evaluates the collectability of trade receivables and believes that the Company’s receivables are fully collectable and that the risk of loss is minimal.

EQUITY BASED COMPENSATION

The Company adopted the fair value recognition provisions of FASB ASC 718 “Share Based Payment.”

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, authoritative guidance was issued on the presentation of comprehensive income.  Specifically, the guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. This guidance has been applied retrospectively and will be effective for our interim and annual reporting periods beginning after December 15, 2011.

The changes in presentation of comprehensive income had no effect on the calculation of net income, comprehensive income or earnings per share.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2.	MARKETABLE SECURITIES

The Company received 800,000 common shares in Lexaria Corp. on the sale of its oil and natural gas interests in Mississippi.  The value of the shares at April 30, 2012 was $0.135 per share, giving rise to an unrealized loss of $100,000 for the six-month period ended April 30, 2012.

3.         ACCOUNTS RECEIVABLE

Accounts receivable consists of revenues receivable from the operators of the oil and gas projects for the sale of oil and gas by the operators on our behalf and are carried at net receivable amounts less an estimate for doubtful accounts.  Management considers all accounts receivable to be fully collectible at April 30, 2012 and October 31, 2011.  Accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

	April 30, 2012	October 31, 2011
Accounts receivable	$106,292	$329,748
Less: allowance for doubtful account	-	-
	$106,292	$329,748

4.	OIL AND GAS INTERESTS

The Company holds the following oil and natural gas interests:

	April 30, 2012	October 31, 2011
2008-3 Drilling Program, Oklahoma	$307,156	$302,361
2009-2 Drilling Program, Oklahoma	114,420	114,420
2009-3 Drilling Program, Oklahoma	334,072	300,080
2009-4 Drilling Program, Oklahoma	190,146	190,146
2010-1 Drilling Program, Oklahoma	253,967	253,855
Washita Bend 3D, Oklahoma	499,149	482,882
Kings City Prospect, California	388,635	263,561
Three Sands Project, Oklahoma	1,451,557	1,451,543
South Wayne Prospect, Oklahoma	61,085	61,085
PP F-12-2, PP F-12-3, PP F-12-4 and PP F-52, Mississippi	(222,123)	(222,123)
Asset retirement cost	4,534	4,534
Less: Accumulated depletion and impairment	(1,231,949)	(1,127,444)
	$2,150,648	$2,074,900

2008-3 Drilling Program, Oklahoma

On January 12, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation’s 2008-3 Drilling Program for a total buy-in cost of $28,581.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The Before Casing Point Interest (“BCP”) shall be 6.25% and the After Casing Point Interest (“ACP”) shall be 5.00%.  During January to July 2009, the Company expended $213,925 in addition to $18,850 that was spent in previous periods.  The well, Wigley#1-11, was abandoned during March 2009.  The cost and its buy-in cost total of $33,423 were moved to the proved properties.  Selman#1-21 and Bagwell#1-20 started producing during May 2009, the

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.            OIL AND GAS INTERESTS (continued)

2008-3 Drilling Program, Oklahoma (continued)

cost and its buy-in cost total of $67,632 for Selman#1-21 and $65,209 for Bagwell#1-20 were moved to the proved properties. Ard#1-36 started producing during June 2009 and the cost and its buy-in cost total of $42,647 was moved to the proved properties.  Selman#2-21 started producing during July 2009 and was abandoned on April 20, 2010; the cost and its buy-in cost total of $55,940 were moved to the proved properties pool.  The total cost of the 2008-3 Drilling Program as at April 30, 2012 was $307,156.  The interests are located in Garvin County, Oklahoma.

2009-2 Drilling Program, Oklahoma

On June 19, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation’s 2009-2 Drilling Program for a total buy-in cost of $26,562.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The well, James#1-18, was abandoned on September 21, 2009.  The cost and its buy-in cost total of $41,934 were moved to the proved properties.  Little Chief#1-3 was abandoned on November 17, 2009; the cost and its buy-in cost total of $35,528 were moved to the proved properties.  J.C. Carlton#1-31 was abandoned on April 30, 2010; the cost and its buy-in cost total of $36,957 were moved to the proved properties.  As at April 30, 2012, the total cost of the 2009-2 Drilling Program was $114,420.  The interests are located in Garvin County, Oklahoma.

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

As at April 30, 2012, the total cost of the 2009-3 Drilling Program was $334,072.  The interests are located in Garvin County, Oklahoma.

2009-4 Drilling Program, Oklahoma

On December 19, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-4 Drilling Program for a total buy-in cost of $13,482.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  Dennis#1-8 started producing during May 2010; an amount of $89,726 which included the buy-in cost was moved to the proved property pool, it was abandoned on September 27, 2010.  Dennis#2-8 was abandoned on November 17, 2010; an amount of $34,341 which included the buy-in cost was moved to the proved property pool.  Murray Trust#3-19 was abandoned on December 13, 2010; an amount of $13,168 which included the buy-in cost was moved to the proved property pool.  Murray Trust#2-19 started producing during November 2010; an amount of $52,910 which included the buy-in cost was moved to the proved property pool.  As at April 30, 2012, the total cost of the 2009-4 Drilling Program was $190,146.  The interests are located in Garvin County, Oklahoma.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.           OIL AND GAS INTERESTS (continued)

2010-1 Drilling Program, Oklahoma

On April 23, 2010, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2010-1 Drilling Program for a total buy-in cost of $39,163.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  Julie#1-14 was abandoned on October 2, 2010; the cost and its buy-in cost total of $48,938 were moved to the proved properties.  Jack#1-13 started producing during November 2010; an amount of $74,144 which included the buy-in cost was moved to the proved property pool.  Miss Jenny started producing during December 2010; an amount of $68,620 which included the buy-in cost was moved to the proved property pool.  As at April 30, 2012, the total cost of the 2010-1 Drilling Program was $253,967.  The interests are located in Garvin County, Oklahoma.

Washita Bend 3D Exploration Project, Oklahoma

On March 1, 2010, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s Washita Bend 3D Exploration Project for a buy-in cost of $46,250.  The BCP Interest shall be 5.625% and the ACP Interest shall be 5.00% on the first eight wells and then 5% before and after casing point on succeeding wells.  As at April 30, 2012, the total costs, including seismic costs was $499,149.

Kings City Prospect, California

A Farmout agreement was made effective on May 25, 2009 between the Company and Sunset Exploration, Inc., to explore for oil and natural gas on 10,000 acres located in west central California.  The Company paid $100,000 (50% pro rata share of $200,000)  to earn a 20% working interest in project by funding a maximum of 50% of a $200,000 in a geophysical survey composed of gravity and seismic surveys and carry Sunset exploration for 33.33% of dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres will be proportionate to each parties working interest.  The total cost of the King City prospect as at April 30, 2012 was $388,635.

Three Sands Project, Oklahoma

On October 6, 2005, the Company acquired a 40% working interest in Vector Exploration Inc’s Three Sands Project for a total buy-in cost of $88,000 plus dry hole costs.  For the year ended October 31, 2006, the Company expended $530,081 in exploration costs.  In June 2007, the Company acquired a 40% working interest in William #4-10 well for a total cost of $285,196 and paid a further $17,000 in costs relating to the well.  On March 19, 2008, the Company participated in the KC 80#1-11 well and paid $75,000 for the prepaid drilling costs.  During March and April 2008, the Company expended an additional amount of $48,763 for the intangible and tangible costs, and $161,650 during May to July 2008 for the KC 80#1-11 well.  The total cost of the Three Sands Project as at April 30, 2012 was $1,451,557.  The interests are located in Oklahoma.

South Wayne Prospect, Oklahoma

On March 14, 2010, the Company acquired a 5.00% working interest in McPherson#1-1 well for a payment for leasehold, prospect and geophysical fees of $5,000, and dry hole costs of $32,370.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The interests are located in McClain County, Oklahoma.  The total cost of the South Wayne prospect as at April 30, 2012 was $61,085.

Palmetto Point Project, Mississippi

On August 12, 2011, the Company signed an asset purchase agreement to sell its oil and gas assets in Mississippi for a total of $400,000 and received 800,000 shares of restricted common stock in Lexaria

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.            OIL AND GAS INTERESTS (continued)

Palmetto Point Project, Mississippi (continued)

Corp.  These properties consist principally of the Belmont Lake Oil Field and all undeveloped acreage in the Palmetto Point Project.  $200,000 was received on August 12, 2011.  $10,000 per month was paid in November and December 2011 and the balance of $200,000 was paid on January 13, 2012. The disposed reserves represented more than 25% of the total reserves which the Company considered to represent a significant alteration between capitalized costs and proved reserves and hence a loss on the sale was recognized in the Statement of Operations in the amount of $109,299 for the period ended October 31, 2011.

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is an impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There was no impairment cost for the six-month periods ended April 30, 2012 and 2011, respectively.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $104,505 and $203,933 for the six-month periods ended April 30, 2012 and 2011, respectively.

Capitalized Costs

	April 30, 2012	October 31, 2011
Proved properties	$2,434,813	$2,395,902
Unproved properties	947,785	806,443
Total Proved and Unproved properties	3,382,598	3,202,345
Accumulated depletion expense	(1,094,218)	(989,713)
Impairment	(137,732)	(137,732)
Net capitalized cost	$2,150,648	$2,074,900

Results of Operations

Results of operations for oil and gas producing activities during the six-month periods ended April 30, 2012 and 2011, respectively, are as follows:

	April 30, 2012	April 30, 2011
Revenues	$346,759	$771,152
Production costs	(53,175)	(121,876)
Depletion and accretion	(106,085)	(206,093)
Results of operations (excluding corporate overhead)	$187,499	$443,183

5.           ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20 “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5.           ASSET RETIREMENT OBLIGATIONS (continued)

assets and the associated asset retirement costs.  This policy requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of April 30, 2012 and October 31, 2011, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with “Accounting for Asset Retirement Obligations.”  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The Company amortizes the amount added to oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the six-month period ended April 30, 2012 and the year ended October 31, 2011:

	April 30, 2012	October 31, 2011
Balance, beginning of period	$26,335	$27,494
Liabilities assumed	-	774
Revisions	-	(5,232)
Accretion expense	1,580	3,299
Balance, end of period	$27,915	$26,335

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

PREFERRED STOCK

On February 10, 2012, the Company issued 500,001 Series A preferred stock at par value.

               STOCK OPTIONS

Although the Company does not have a formal stock option plan, all options granted in the past have been approved by the Board of Directors.

A summary of the changes in stock options for the six-month period ended April 30, 2012 is presented below:

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6.	COMMON STOCK (contined)

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2011	300,000	$0.10
Expired on November 2, 2011	(300,000)	0.10
Balance, April 30, 2012	-	$-

7.         RELATED PARTY TRANSACTIONS

During the six-month periods ended April 30, 2012 and 2011, the Company entered into the following transactions with related parties:

a)	The Company paid $30,000 (2011 - $36,000) in management fees and reimbursement of office space of $nil (2011 - $2,400) to the President of the Company.

b)	The Company paid $36,000 (2011 - $35,000) to a related entity, for administration services.

c)	The Company paid $51,000 (2011 - $50,000) in management fees to the director of the Company.

d)	The Company paid $39,194 (2011 - $38,357) in consulting and accounting fees to the Chief Financial Officer of the Company.

8.        MAJOR CUSTOMERS

The Company collected $272,451 (2011: $479,549) or 79% (2011: 62%) of its revenues from one of its operators during the six-month period ended April 30, 2012. As of April 30, 2012, $41,201 was due from this operator.

9.        CONTINGENCIES

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  The Company was not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which the Company purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues the Company is entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that the Company will be able to recover these proceeds.  The Company recognized $30,956 in revenue during the six months ended April 30, 2012 and $119,295 in revenue during the year ended October 31, 2011 from the Joe Murray Farms well and a total of $150,251 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent oil and gas company engaged in exploration, development and production of oil and natural gas. As production of these products continues, they will be sold to purchasers in the immediate area where the products are extracted.

Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims.  Based on the geological report and recommendation prepared by Leroy Halterman, who was our geological consultant at that time, we completed geological mapping, sampling and assaying in connection with the first phase of a staged exploration program during the fiscal year ended October 31, 2004.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the fiscal years ended October 31, 2011 or 2010 or the six months ended April 30, 2012.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

Our plan of operations is to continue to participate in drilling programs that produce commercial quantities of oil and gas and drill new exploratory and development wells and re-entries to test the oil and gas productive capabilities of our oil and gas properties.  In addition to the drilling and producing of oil and gas wells, we have expanded and plan to continue to expand into exploration and project acquisition through the participation in new 3-D geophysical surveys and related project acquisitions.

Oil and Gas Properties

“Bbl” is defined herein to mean one stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

“Mcf” is defined herein to mean one thousand cubic feet of natural gas at standard atmospheric conditions.

“Working interest” is defined herein to mean an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.  The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of mineral royalties.

Note that all daily production amounts disclosed for the individual properties below are gross amounts for such properties and not net to our working interest.  Production totals for each property are presented net to our working interest.

2008-3 Drilling Program, Oklahoma.  On January 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2008-3 Drilling Program for a total buy-in cost of $28,581.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.   From January 2009 to July 2009, we expended $213,925 in addition to $18,850 that was spent in previous periods.  The total cost of the 2008-3 Drilling Program as of April 30, 2012 was $307,156. The interests are located in Garvin County, South Central Oklahoma.

This program is composed of four 3-D seismically defined separate prospects with one exploratory well in three of the prospects and two in the fourth prospect.  Targeted pay zones include the prolific Bromide Sands, Viola Limestone, Deese Sandstone and Layton Sandstone.  One of the wells has very similar geology and structure to the Bromide sands in the Owl Creek field.

Five wells were drilled during 2009.  Production casing was set on four of the five wells and the fifth well was deemed non-commercial and was plugged and abandoned.   Two of the four completed wells are still producing commercial quantities of oil and gas, with one of the wells still flowing naturally and producing most of the oil.  One development well was drilled in August of 2011 near the highest producing well in the program.  As of April 30, 2012, the three producing wells in this program have produced a total net production of 609 Bbls of oil and 210 Mcf of natural gas, representing our working interest.

2009-2 Drilling Program, Oklahoma.  On June 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-2 Drilling Program for a total buy-in cost of $26,562.  We agreed to participate in the drilling operations to casing point in the initial test well of each of three prospects.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The interests are located in Garvin County, Oklahoma.  A total of three wells were drilled in this program and targeted pay zones that were the same as in the 2008-3 program.  The zones included the prolific Oil Creek, Bromide Sands, Viola, Deese and Layton Sandstone.  This program is composed of three 3-D seismically defined separate prospects.   All wells were drilled in the last fiscal quarter of 2009.  Two of the wells were deemed non-commercial and were plugged and abandoned.  Production casing was set on one of the three wells and completion efforts have taken place on the third well; however, after testing it was also deemed non-commercial and plugged.  As of April 30, 2012, the total cost of the 2009-2 Drilling Program was $114,420.

2009-3 Drilling Program, Oklahoma. On August 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-3 Drilling Program for a total buy-in cost of $37,775.  We agreed to participate in the drilling operations to casing point in the initial test well on each of four prospects.   The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The total costs incurred, including drilling costs, as of April 30, 2012 was $334,072.  The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the four prospects.  All four of the wells have been drilled and production casing has been set on all four.  Two of the wells had successful drill stem tests that flowed oil and gas to the surface.  Electric and radiation logs indicate multiple pay zones in all four wells.

One of the four wells in this program was completed in late January 2010 as a flowing oil and gas well.  The well was flowing naturally at rates between 400 and 500 Bbls of fluid per day with an oil cut of between 50% and 70% oil.  Natural gas was being produced at a rate of over 400 Mcf per day.  The well only produced for a few days before snow and ice storms forced shutting the well in because the produced oil and water could not be hauled away from the location and the storage tanks for these liquids were full.  After conditions improved, the well produced oil and gas until late 2011 and has been plugged and abandoned. During its short production history, the well had cumulative production of over 13,000 Bbls of oil and 21,000 Mcf of natural gas.  The second well that also had a flowing drill stem test was completed in late March 2010 and that well is currently producing oil and natural gas with the use of a pumping unit.  Total net production from the producing well as of April 30, 2012 totaled 350 Bbls of oil and 29 Mcf of natural gas, representing our working interest.

In late June 2010, a successful development well was drilled as an offset to the naturally flowing well that is still producing at a rate of 60 Bbls oil and 7 Mcf of natural gas per day with the aid of a pumping unit.  This development well was completed in early August 2010 and is still producing with the aid of a pumping unit at a rate of 90 Bbls of oil and 12 Mcf of natural gas per day and should add significantly to this program’s future oil and gas production.  Total net production from this producing well as of April 30, 2012 was 310 Bbls of oil and 37 Mcf of natural gas, representing our working interest.

The two remaining wells were completed in late May 2010.  After testing, both wells were deemed to be non-commercial and have been plugged and abandoned.

2009-4 Drilling Program, Oklahoma.  On December 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-4 Drilling Program for a total buy-in cost of $13,482.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The total costs incurred, including drilling costs, as of April 30, 2012 was $190,146.  The interests are located in Garvin County, Oklahoma. Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.

Drilling of the first well started in early February 2010 and reached total depth on February 20, 2010.  The second well drilling started in late February 2010 and reached total depth on April 8, 2010.  Both of the wells intercepted multiple potential productive horizons and production casing was set.  The lowest horizon in the first well flowed oil and gas on a drill stem test.  Weather was initially a problem with heavy rain causing flooding and other delays but both wells have now been completed.  Both wells were treated for a poor cement bond and only one remains in production.  The one well that could not be successfully treated for the poor cement bond was plugged and abandoned.  Another well is being drilled as a twin to this well.  If it is not successful it will be left unplugged as a possible salt water disposal well.  In early 2012, both wells were plugged and abandoned after producing a few thousand Bbls of oil.

2010-1 Program, Oklahoma. On April 23, 2010, we acquired a 5% working interest in Ranken Energy Corporation’s 2010-1 Drilling Program for a total buy-in cost of $39,163.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.   The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The total cost incurred, including drilling costs, as of April 30, 2012 was $253,967. The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.

As of late October 2010, all four wells of the four-well program had been drilled.  Three of the wells had production casing set and one well was plugged and abandoned.  The three successful wells intercepted multiple pay zones including the prolific lowest zone.  One well had a flowing drill stem test but the other two wells were not drill stem tested.  All three wells show excellent porosity, permeability, and hydrocarbon shows.  Completion of these wells started in mid-September 2010.  As of April 30, 2012, all three of the wells have been completed in the deepest pay zone with one well producing at a rate of 6 Bbls of oil per day, a second producing at a rate of 11 Bbls of oil and the third was producing at a rate of 190 Bbls of oil per day.  Total net production from these wells as of April 30, 2012 was 1,385 Bbls of oil and 305 Mcf of natural gas, representing our working interest.  As of April 30, 2012, the wells were producing at a combined rate of gross 205 Bbls of oil and gross 50 Mcf of natural gas per day.

South Wayne Prospect, Oklahoma. On March 14, 2010, we acquired a 5% working interest in Okland Oil’s South Wayne prospect for a total buy-in cost of $5,000 and dry hole costs of $32,370.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.  The BCP Interest shall be 6.25% and the ACP Interest shall be 5.00%.  The total cost incurred, including drilling costs, as of April 30, 2012 was $61,085.  The well and related leasehold interests are located in McClain County, Oklahoma.  As of October 31, 2010, the well had been drilled and production casing has been set.  The well was perforated in July 2010 and immediately started flowing oil at a rate of 200 Bbls per day.  The flow of oil was slowed and stopped due to a buildup of paraffin.  A pumping unit was placed on the well in late August 2010 and the well is now producing water-free at a rate of 25 Bbls of oil and 19 Mcf of natural gas.  Total net production for the McPherson well as of April 30, 2012 was 143 Bbls of oil and 104 Mcf of natural gas, representing our working interest.  Additional pay zones are located above the currently producing horizon and it is anticipated that these zone will be perforated in the future adding additional production to the well.

Washita Bend 3D Exploration Project, Oklahoma.  On March 1, 2010, we agreed to participate with a 5% working interest in a 3-D seismic program managed by Ranken Energy Corporation for a buy-in cost of $46,250.  The Oklahoma 3-D seismic program will cover approximately 135 square miles in a known oil and gas producing area.   An earlier 2-D seismic program over the same area indicated a number of untested structures.  We expect the 3-D program will refine and better define the structures discovered during the earlier program and pinpoint drill locations.  We will participate in the seismic program and the related prospect generation and acquisition phase without any promotion.  The BCP Interest shall be 5.625% and the ACP Interest shall be 5.00% on the first eight wells and then 5% before and after casing point on succeeding wells.  The total cost, including seismic costs, as of April 30, 2012 was $499,149.

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

As of April 30, 2012, all of the permitted area had been shot and data acquired.  All initial or first run processing data has been completed and interpretation of the data and mapping as well as prospect delineation has started.  Regional structural and porosity mapping for the primary target formations has been completed and numerous prospective structural closure have been defined.  Over 10,000 acres have been targeted for title research with over half of the title search completed.  Leasing on a number of potential prospects is underway and it is anticipated that an up to 10-well exploration program on 10 separate prospects will start as soon as possible.

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

Costs Including Previous Work.  As of April 30, 2012, we have expended $1,451,557 in connection with the Three Sands Project, including leasing, title, drilling, and casing.

Present Activities.  Drilling of the Kodesh #1 disposal well was completed on October 3, 2005 and drilling of the Kodesh #2 well was completed on October 23, 2005.  Completion and equipping of these wells took place during mid-December 2005 through early January 2006.  The Kodesh #1 is being used for salt water disposal well.  In January 2011, the pump was replaced on the Kodesh #2 well and a new pay zone was perforated and fracture treated, increasing production of oil and natural gas.  As of April 30, 2012, it has produced 675 Mcf of natural gas, representing our working interest.

During January 2007, we re-entered the Dye Estate #1 well.  Production of natural gas from the Dye Estate #1 well commenced in mid-August 2007.  As of April 30, 2012, the Dye Estate #1 well has produced 81 Mcf of natural gas representing our working interest.  As of January 31, 2012, the well has been shut-in as the result of low natural gas prices.  Water from the Dye Estate #1 well is being disposed in the Kodesh #1 disposal well.

We commenced drilling the William #4-10 well in early June 2007, reaching a total depth of 4,810 feet in mid-June 2007.  Electric and radiation logs indicated that the William #4-10 well contained four potential commercial pay zones, the Wilcox Sand, Mississippi Lime, Layton Sand and the Tonkawa Sand.  Completion of the lowest zone, the Wilcox Sand, occurred in mid-August 2007.  Production from the William #4-10 well started in mid-October 2007.  During the first quarter of 2008, we perforated, fracture treated and tested the Mississippi Lime and the lower Layton Sand to increase the production rate of both gas and oil from the William #4-10 well and provide data regarding the potential of these formations for the remainder of the leases on the Three Sands Project.  As of April 30, 2012, the William #4-10 well had produced 6,292 Mcf of gas, representing our working interest.  The well is currently producing a small amount of oil per day and natural gas at a rate of 115 Mcf with very little decline of the natural gas production rate over the past year.

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

Completion of the KC 80 #1-11 well started in late April 2008.  The lowest pay zone, the Mississippian, was acidized and partially fracture treated.  In early August a similar treatment was given to the Chat zone or the horizon that lies above the lowest pay zone.  As of April 30, 2012, the KC 80 #1-11 well is producing at a rate of 2 Bbls of oil and 30 Mcf of natural gas daily.  As of April 30, 2012, the KC 80 #1-11 has produced 111 Bbls of oil and 1,605 Mcf of natural gas, representing our working interest.

Drilling commenced on the Taylor #1 well on October 7, 2010 and reached a total depth of 4,825 feet on October 14, 2010.  The primary target of the well was the Mississippian Limestone.  The well was fracture treated in mid-December 2010 and production testing will follow.  There was no production from this well prior to mid-December 2010.  The well is currently producing at a rate of 3 Bbls of oil per day and 63 Mcf of gas per day.  Production from this well as of April 30, 2012 totaled 66 Bbls of oil and 2,397 Mcf of natural gas, representing our working interest.

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

King City Oil Field

Effective May 25, 2009, we entered into an agreement with Sunset Exploration to explore for oil and gas on 10,000 acres located in west central California.  The agreement calls for us to earn a 20% working interest in the project by funding a maximum of 50% of a $200,000 geophysical survey composed of gravity and seismic surveys and agreeing to carry Sunset Exploration for 33.33% of dry hole cost of the first well.  The total cost of the King City Oil Field as at April 30, 2012 was $388,635.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres will be proportionate to each party’s working interest.  The geophysical surveys have been completed and most have been processed and interpreted.  The initial surveys indicated that several more short geophysical survey lines would improve the interpretation.  These additional lines have been completed and subsequently several stages of reprocessing have been applied to the original data.  In midsummer 2011, permitting of the first drill hole began and the well was started in mid-November 2011.  Production casing was set on November 28, 2011 and is expected to be completed in August 2012.

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

Mineral Interests

Antelope Pass.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the six-month period ended April 30, 2012 or during the fiscal years ended October 31, 2011 and 2010.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.   All Bureau of Land Management fees and filing have been paid and performed making the claim valid until August 31, 2012.

Results of Operations

Three months ended April 30, 2012 compared to the three months ended April 30, 2011.  We realized revenues of $158,730 during the three months ended April 30, 2012, compared with $397,393 during the three months ended April 30, 2011, a decrease of $238,663, due to a decrease in production and the sale of our Mississippi assets during year ending October 31, 2011, and a decrease in commodity prices.  During the three-month period ended April 30, 2012, 1,405 Bbls of oil and 5,621Mcf of gas were produced at our oil and gas properties, as compared to 3,573 Bbls of oil and 7,279 Mcf of gas for the three months ended April 30, 2011.  Both sets of amounts represented our working interest.

We incurred production costs of $30,190 during the three months ended April 30, 2012, compared with $63,053 during the three months ended April 30, 2011, a decrease of $32,863.  The decrease in our production costs is related to a decrease in production from our producing wells and the sale of our Mississippi assets.

Our depletion and accretion costs were $50,181 during the three months ended April 30, 2012, compared with $110,934 during the three months ended April 30, 2011, a decrease of $60,753.  The decrease in our depletion costs is related to a decrease in production from our wells.

Our general and administrative costs decreased to $165,511 for the three months ended April 30, 2012, from $168,994 for the three months ended April 30, 2011, a decrease of $3,483.  The decrease is primarily attributable to decreases in management fees.

For the three months ended April 30, 2012, we incurred a net loss of $87,692, compared to a net income of $54,762 for the three months ended April 30, 2011.  The loss was largely attributable to a decrease in revenues for the quarter.

As a result of our net loss for the quarter, we had retained earnings of $473,858 at April 30, 2012.

Six months ended April 30, 2012 compared to the six months ended April 30, 2011.  We realized revenues of $346,759 during the six months ended April 30, 2012, compared with $771,152 during the six months ended April 30, 2011, a decrease of $424,393, due to a decrease in our oil and gas production.  During the six-month period ended April 30, 2012, 2,974 Bbls of oil and 11,736 Mcf of gas were produced at our oil and gas properties, as compared to 9,924 Bbls of oil and 12,580 Mcf of gas for the six months ended April 30, 2011.  The decrease in production was caused by the disposal of our Mississippi assets and a reduction in the production from our producing wells.  Both sets of amounts represented our working interest.

We incurred production costs of $53,175 during the six months ended April 30, 2012, compared with $121,876 during the six months ended April 30, 2011, a decrease of $68,701.  The decrease in our production costs is related to a decrease in production from our producing wells, resulting from the disposal of our assets in Mississippi.

Our depletion and accretion costs were $106,085 during the six months ended April 30, 2012, compared with $206,093 during the six months ended April 30, 2011, a decrease of $100,008.  The decrease in our depletion costs is related to a decrease in production from our wells and the disposal of our assets in Mississippi.

Our general and administrative costs decreased to $320,388 for the six months ended April 30, 2012, from $371,911 for the six months ended April 30, 2011.  The decrease of $51,523 is primarily attributable to a decrease in costs of investor relations and consulting services.

We received $20,000 in other income during the six months ended April 30, 2012, compared with $nil during the six months ended April 30, 2011.  This other income was late payment fees received from Lexaria Corp. in conjunction with the sale of our Mississippi properties.

For the six months ended April 30, 2012, we incurred a net loss of $113,079, compared to a net income of $71,822 for the six months ended April 30, 2011.  The loss was largely attributable to the decrease in revenues.

As a result of our net loss for the quarter, we had retained earnings of $473,858 at April 30, 2012.

Liquidity and Capital Resources

As of April 30, 2012, we had cash and a certificate of deposit totaling $843,561 and working capital of $1,078,331, compared to cash and a certificate of deposit totaling $801,047 and working capital of $1,365,078 as of October 31, 2011.  The decrease in working capital is due to a decrease in accounts receivable and marketable securities.  Our accounts receivable decreased to $106,292 at April 30, 2012, compared with $329,748 at October 31, 2011, a decrease of $223,456.  Our marketable securities decreased to $108,000 at April 30, 2012, compared with $208,000 at October 31, 2011, a decrease of $100,000.  Our current liabilities increased to $14,332 at April 30, 2012, compared with $10,971 at October 31, 2011.

During the six months ended April 30, 2012, operating activities provided cash of $22,767, as compared to net cash provided of $363,299 for the six months ended April 30, 2011.  The principal reason for the change was due to the net loss for the period and the decrease in accounts receivable described above.

Investing activities provided net cash of $19,747 during the six months ended April 30, 2012, compared with $48,951 used during the six months ended April 30, 2011.

Off-Balance Sheet Arrangements

As of April 30, 2012, we did not have any off-balance sheet arrangements.

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

Asset Retirement Obligations. We follow FASB ASC 410-20 “Accounting for Asset Retirement Obligations,”  which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This policy requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of April 30, 2012 and October 31, 2011, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with “Accounting for Asset Retirement Obligations.”  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

We amortize the amount added to oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the six-month period ended April 30, 2012 and the year ended October 31, 2011:

	April 30, 2012	October 31, 2011
Balance, beginning of period	$26,335	$27,494
Liabilities assumed	-	774
Revisions	-	(5,232)
Accretion expense	1,580	3,299
Balance, end of period	$27,915	$26,335

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

Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2012, being the date of our most recently completed fiscal quarter.  This evaluation was conducted under the supervision and with the participation of our officers, Kenneth Cabianca and Kulwant Sandher.  Based on this evaluation, Messrs. Cabianca and Sandher concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

As of April 30, 2012, the following material weaknesses existed:

•
We relied on external consultants for the preparation of our financial statements and reports.  As a result, it was possible that our officers were not able to identify errors and irregularities in the financial statements and reports.

•	We had an officer who was also a director. Our board of directors consisted of only one member. Therefore, there was an inherent lack of segregation of duties and no independent governing board.

•	We relied on an external consultant for administration functions, some of which do not have standard procedures in place for formal review by our officers.

 Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our officers have concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.      OTHER INFORMATION

Item 1.            Legal Proceedings

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include a claim that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  We and the Defendants believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  The Company recognized $30,956 in revenue during the six months ended April 30, 2012 and $119,295 in revenue during the year ended October 31, 2011 from the Joe Murray Farms well and a total of $150,251 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

Item 1A.         Risk Factors

Not required for smaller reporting companies.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Mine Safety Disclosures

Not applicable.

Item 5.            Other Information

None.

Item 6.            Exhibits.

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Certificate of Change Pursuant to NRS 78.209 (2)
3.3	Amendment to the Articles of Incorporation (3)
3.4	Amended and Restated Bylaws (4)
3.5	Amendment to Amended and Restated Bylaws (5)
4.1	Certificate of Designation of Rights, Preferences, and Privileges for Series A Preferred Stock (4)
10.1	Management Consulting Agreement dated February 10, 2012 (5)
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

Regulation S-K Number	Exhibit
101*
Financial statements from the Quarterly Report on Form 10-Q of Brinx Resources Ltd. for the quarter ended April 30, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; (iv) the Statements of Stockholders’ Equity; and (v) the Notes to Financial Statements tagged as blocks of text.

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

BRINX RESOURCES LTD.
(Registrant)

June 14, 2012	By:	/s/ Kenneth Cabianca
Kenneth Cabianca
Interim President
(principal executive officer)

June 14, 2012	By:	Kulwant Sandher
Kulwant Sandher
Chief Financial Officer
(principal financial and accounting officer)