Form 10-K/A
period 2011-10-31
BRINX RESOURCES LTD
filed 2012-12-04
CIK 1212641

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

We are filing this Amendment No. 1 to Form 10-K for the fiscal year ended October 31, 2011, as originally filed with the SEC on February 14, 2012 to (1) revise Item 2, Properties,  in particular, Unaudited Oil and Gas Reserve Quantities, as it relates to the internal controls over the preparation of the reserve reports, (2) revise Item 8, Financial Statements and Supplemental Data, in particular, the Notes to the Financial Statements; and (3) file the reserve reports and related consents of the engineering firms as exhibits.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the fiscal year ended October 31, 2011 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K on February 14, 2012.

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

Internal Controls Over Preparation of Proved Reserve Estimates

Our policies regarding internal controls over reserve estimates requires reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by one or more independent third party reserve engineering firms under the supervision of our management. Our management provides to our third party reserves engineers, reserves estimate preparation material such as property interests, production, current costs of operation and development, current prices for production, geoscience and engineering data, and other relevant information.  During the fiscal year ended October 31, 2011, we retained J.L. Thomas Engineering, Inc. and Harper & Associates, Inc. as independent third-party reserve engineers, to prepare our estimates of proved reserves.  For more information about the evaluations performed by J.L. Thomas Engineering, Inc. and Harper & Associates, Inc., see copies of their respective reports filed as exhibits to this Form 10-K.

Our President, Leroy Halterman, was the person primarily responsible for overseeing the preparation of reserves estimates conducted by independent third-party engineers.  Mr. Halterman had 40 years of geology experience, which included being president of a natural resource investment firm.  He directed over 30 mineral project appraisals and evaluations prior to joining us.  In these capacities, Mr. Halterman had a very high degree of working knowledge and understanding of geologic formations, drilling and completion parameters.  Given his familiarity with the properties he had previously directed and those current properties we hold,  we  considered Mr. Halterman to be a qualified person in overseeing the preparation of our internal reserve estimates by a third-party engineering firm.  Mr. Halterman was a graduate of the Missouri School of Mines with a Bachelor of Science degree in Geology.

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

OIL AND GAS INTERESTS

The Company utilizes the full cost method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration; are capitalized within a cost center.  No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas interests unless the sale represents a significant portion of oil and gas interests and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center.  Depreciation, depletion and amortization of oil and gas interests is computed on the units of production method based on proved reserves.  Amortizable costs include estimates of future development costs of proved undeveloped reserves.

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

The revisions in the Company's estimates of proved oil and gas reserves are due to the fact that there was more substantive data, such as a longer history of production, available to its engineers which allowed them to better quantify the reserve estimates.

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

12.	SUBSEQUENT EVENTS

On February 10, 2012, the Company issued 500,001 Series A preferred stock.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Certificate of Change Pursuant to NRS 78.209 (2)
3.3	Amendment to the Articles of Incorporation (3)
3.4	Amended and Restated Bylaws (4)
3.5	Amendment to Amended and Restated Bylaws (6)
4.1	Certificate of Designation of Rights, Preferences, and Privileges for Series A Preferred Stock (4)
10.1	Management Consulting Agreement dated February 10, 2012 (6)
16.1	Letter from Chisholm, Bierwolf, Nilson & Morrill, LLC dated September 8, 2010 (5)
23.1	Consent of J.L. Thomas Engineering, Inc.
23.2	Consent of Harper & Associates, Inc.
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
99.1	Reserve Report from J.L. Thomas Engineering, Inc. dated November 20, 2011
99.2	Reserve Report from Harper & Associates, Inc. dated February 2, 2012
101*
Financial statements from the Annual Report on Form 10-K of Brinx Resources Ltd. for the year ended October 31, 2011, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; (iv) the Statements of Stockholders’ Equity; and (v) the Notes to Financial Statements tagged as blocks of text.

___________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1, file number 333-102441.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated December 3, 2008, filed January 13, 2009.
(4)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated December 11, 2009, filed December 15, 2009.
(5)	Incorporated by reference to the exhibits to the registrant’s amended current report on Form 8-K dated September 1, 2010, filed September 9, 2010.
(6)	Filed on February 14, 2012.

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

BRINX RESOURCES LTD.

Date: December 3, 2012	By:	/s/ Kenneth A. Cabianca
Kenneth A. Cabianca, President