Form 10-Q
period 2013-01-31
BRINX RESOURCES LTD
filed 2013-03-18
CIK 1212641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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
[  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  24,629,832 shares of Common Stock, $0.001 par value, as of March 11, 2013

BRINX RESOURCES LTD.

Part I.        FINANCIAL INFORMATION

Item 1.              Financial Statements

BRINX RESOURCES LTD.
BALANCE SHEETS
	January 31,	OCTOBER 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$425,199	$540,512
Investment - Certificate of deposit	400,000	400,000
Marketable securities	40,000	96,000
Accounts receivable	43,780	38,485
Prepaid expenses and deposit	38,365	44,594

Total current assets	947,344	1,119,591

Undeveloped mineral interests, at cost	3,101	3,101

Oil and gas interests, full cost method of accounting,
net of accumulated depletion	1,444,056	1,450,330

Total assets	$2,394,501	$2,573,022

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$22,789	$6,332

Total current liabilities	22,789	6,332

Asset retirement obligations	28,381	27,554

Total liabilities	51,170	33,886

Stockholders' equity
Preferred stock - $0.001 par value; authorized - 25,000,000 shares
Series A Preferred stock - $0.001 par value; authorized - 1,000,000 shares
Issued and outstanding - 500,001 shares	500	500

Common stock - $0.001 par value; authorized - 100,000,000 shares
Issued and outstanding - 24,629,832 shares	24,630	24,630

Capital in excess of par value	2,868,057	2,868,057

Accumulative other comprehensive loss	(232,000)	(176,000)

Retained earnings	(317,856)	(178,051)

Total stockholders' equity	2,343,331	2,539,136

Total liabilities and stockholders' equity	$2,394,501	$2,573,022

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JANUARY 31,
	2013	2012

REVENUES
Natural gas and oil sales	$64,376	$188,029

DIRECT COSTS
Production costs	13,905	22,985
Depletion and accretion	26,015	55,904
General and administrative	162,419	154,876
Writedown of natural gas and oil properties	2,039	-

Total Expenses	(204,378)	(233,765)

OPERATING INCOME/(LOSS)	(140,002)	(45,736)

OTHER INCOME
Interest income	197	350
Other Income	-	20,000

NET INCOME/(LOSS)	(139,805)	(25,386)

OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Unrealized gain/(loss) on held for sale marketable security	(56,000)	16,000

COMPREHENSIVE LOSS FOR THE PERIODS	$(195,805)	$(9,386)

Net Income/(Loss) Per Common Share

- Basic	$(0.01)	$(0.00)
- Diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding

- Basic	24,629,832	24,629,832
- Diluted	24,629,832	24,629,832

 The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JANUARY 31,
	2013	2012

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net (loss)	$(139,805)	$(25,386)

Adjustments to reconcile net income to net cash provided by
operating activities:
Depletion and accretion	26,015	55,904
Writedown of natural gas and oil properties	2,039	-
Changes in working capital:
Decrease in accounts receivable	(5,295)	(10,672)
Decrease in prepaid expenses and deposit	6,229	6,549
Increase in accounts payable and accrued liabilities	10,173	11,874

Net cash provided by /(used in) operating activities	(100,644)	38,269

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Sale proceeds of natural gas and oil working interests	-	200,000
Payments on oil and gas interests	(14,669)	(88,023)

Net cash provided by /(used in) investing activities	(14,669)	111,977

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash provided by /(used in) financing activities	-	-

Net increase/(decrease) in cash	(115,313)	150,246

Cash and cash equivalents, beginning of periods	540,512	401,047

Cash and cash equivalents, end of periods	$425,199	$551,293

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Assets retirement costs incurred	$(827)	$(790)

Investment in natural oil and gas working interests included in	$6,283	$-
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

The accompanying financial statements of the Company are unaudited. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation. The results of operations for the three-month period ended January 31, 2013 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended October 31, 2012.

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

REVENUE RECOGNITION

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At January 31, 2013 and 2012, the Company had no overproduced imbalances.

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

INCOME / (LOSS) PER SHARE

Basic income/(loss) per share is computed based on the weighted average number of common shares outstanding during each year.  The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have the dilutive effect on income/(loss) per share.  The dilutive effect of outstanding options was nil as of January 31, 2013 and 2012.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME / (LOSS) PER SHARE (continued)

The table below presents the computation of basic and diluted earnings per share for the three-month periods ended January 31, 2013 and 2012:

	January 31, 2013	January 31, 2012
Basic earnings per share computation:
(Loss) from continuing operations	$(139,805)	$(25,386)
Basic shares outstanding	24,629,832	24,629,832
Basic loss per share	$(0.01)	$(0.00)

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

MARKETABLE SECURITIES AND INVESTMENTS

All equity investments are currently classified as available for sale and any subsequent changes in the fair value are recorded in comprehensive income.  If in the opinion of management there has been a decline in the value of the investment below the carrying value that is considered to be other than temporary, the valuation adjustment is recorded in net earnings in the period of determination.  The fair value of the investments is based on the quoted market price on the closing date of the period.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, investments in certificates of deposits, receivables and current liabilities, each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. Marketable securities are valued using Level 1 inputs.

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

In August 2011, the Company received 800,000 common shares in Lexaria Corp. on the sale of its oil and natural gas interests in Mississippi, with a value of $0.34 per share.  The value of the shares at January 31, 2013 was $0.05 per share, as compared to $0.12 per share at October 31, 2012, giving rise to an unrealized loss of $56,000 for the three-month period ended January 31, 2013 (2012 – unrealized gain of $16,000).  The Company evaluated the prospects of Lexaria in relation to the severity and duration of the impairment.  Based on the evaluation and the Company’s ability and intent to hold the shares for a reasonable period of time sufficient for a recovery, the Company does not consider the shares to be other-than-temporarily impaired at January 31, 2013.

3.         ACCOUNTS RECEIVABLE

Accounts receivable consists of revenues receivable, interest receivable and other receivable.  The revenue receivable are from the operators of the oil and gas projects for the sale of oil and gas by the operators on the Company’s behalf and are carried at net receivable amounts less an estimate for doubtful accounts.  Management considers all accounts receivable to be fully collectible at January 31, 2013 and October 31, 2012.  Accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	January 31, 2013	October 31, 2012
Accounts receivable	$43,780	$38,485
Less: allowance for doubtful account	-	-
	$43,780	$38,485

4.	OIL AND GAS INTERESTS

The Company holds the following oil and natural gas interests:

	January 31, 2013	October 31, 2012
2008-3 Drilling Program, Oklahoma	$309,152	$309,152
2009-2 Drilling Program, Oklahoma	114,420	114,420
2009-3 Drilling Program, Oklahoma	338,470	337,749
2009-4 Drilling Program, Oklahoma	190,182	190,182
2010-1 Drilling Program, Oklahoma	255,985	254,817
Washita Bend 3D, Oklahoma	549,868	537,361
Double T Ranch #1 SWDW, Oklahoma	49,635	43,078
Kings City Prospect, California	404,121	404,121
South Wayne Prospect, Oklahoma	61,085	61,085
PP F-12-2, PP F-12-3, PP F-12-4 and PP F-52, Mississippi	(222,123)	(222,123)
Three Sands Project, Oklahoma	555,715	555,715
Asset retirement cost	2,593	2,593
Less: Accumulated depletion and impairment	(1,165,047)	(1,137,820)
	$1,444,056	$1,450,330

2008-3 Drilling Program, Oklahoma

On January 12, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation’s 2008-3 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The Before Casing Point Interest (“BCP”) is 6.25% and the After Casing Point Interest (“ACP”) is 5.00%.  At January 31, 2013, the total cost of the 2008-3 Drilling Program was $309,152.  The interests are located in Garvin County, Oklahoma.

2009-2 Drilling Program, Oklahoma

On June 19, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation’s 2009-2 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  At January 31, 2013, the total cost of the 2009-2 Drilling Program was $114,420.  The interests are located in Garvin County, Oklahoma.

2009-3 Drilling Program, Oklahoma

On August 12, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-3 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP is 5.00%.  At January 31, 2013, the total cost of the 2009-3 Drilling Program was $338,470.  The interests are located in Garvin County, Oklahoma.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.        OIL AND GAS INTERESTS (continued)

2009-4 Drilling Program, Oklahoma

On December 19, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-4 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  At January 31, 2013, the total cost of the 2009-4 Drilling Program was $190,182.  The interests are located in Garvin County, Oklahoma.

2010-1 Drilling Program, Oklahoma

On April 23, 2010, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2010-1 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  At January 31, 2013, the total cost of the 2010-1 Drilling Program was $255,985.  The interests are located in Garvin County, Oklahoma.

Washita Bend 3D Exploration Project, Oklahoma

On March 1, 2010, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s Washita Bend 3D Exploration Project.  The BCP Interest is 5.625% and the ACP Interest is 5.00% on the first eight wells and then 5% before and after casing point on succeeding wells.  At January 31, 2013, the total costs, including seismic costs, was $549,868.

Double T Ranch#1 SWDW, Oklahoma

On July 17, 2012, the Company acquired a 3.00% working interest in the drilling, completion and operations of the Double T Ranch#1 SWDW located in Garvin County from Ranken Energy Corporation.  At January 31, 2013, the cost of the Double T Ranch#1 SWDW was $49,635.

Kings City Prospect, California

A Farmout agreement was made effective on May 25, 2009 between the Company and Sunset Exploration, Inc., to explore for oil and natural gas on 10,000 acres located in west central California.  The Company paid $100,000 (50% pro rata share of $200,000)  to earn a 20% working interest in project by funding a maximum of 50% of a $200,000 in a geophysical survey composed of gravity and seismic surveys and to carry Sunset exploration for 33.33% of dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres will be proportionate to each party’s working interest.  The total cost of the King City prospect as at January 31, 2013 was $404,121.

Three Sands Project, Oklahoma

On October 6, 2005, the Company acquired a 40% working interest in Vector Exploration Inc’s Three Sands Project.

On September 10, 2012, the Company signed an asset purchase agreement with GLM Energy Inc., to sell the oil and gas assets effective June 1, 2012 for a total of $352,144.  The disposed reserves represented more than 25% of the total reserves which the Company considered to represent a significant alteration between capitalized costs and proved reserves and hence a loss on the sale was recognized in the Statements of Comprehensive Income in the amount of $96,491 for the year ended October 31, 2012.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.        OIL AND GAS INTERESTS (continued)

South Wayne Prospect, Oklahoma

On March 14, 2010, the Company acquired a 5.00% working interest in McPherson#1-1 well for a payment for leasehold, prospect and geophysical fees of $5,000, and dry hole costs of $32,370.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The interests are located in McClain County, Oklahoma.  The total cost of the South Wayne prospect as at January 31, 2013 was $61,085.

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is an impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There was no impairment cost for the three-month periods ended January 31, 2013 and 2012, respectively.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves.  Depletion expense recognized was $25,188 and $55,114 for the three-month periods ended January 31, 2013 and 2012, respectively.

Capitalized Costs
	January 31, 2013	October 31, 2012
Proved properties	$1,605,478	$1,603,590
Unproved properties	1,003,624	984,560
Total Proved and Unproved properties	2,609,102	2,588,150
Accumulated depletion expense	(759,886)	(734,698)
Impairment	(405,160)	(403,122)
Net capitalized cost	$1,444,056	$1,450,330

Results of Operations

Results of operations for oil and gas producing activities during the three-month periods ended are as follows:

	January 31, 2013	January 31, 2012
Revenues	$64,376	$188,029
Production costs	(13,905)	(22,985)
Depletion and accretion	(26,015)	(55,904)
Results of operations (excluding corporate overhead)	$24,456	$109,140

5.           ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20 “Accounting for Asset Retirement Obligations”  which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This policy requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of January 31, 2013 and October 31, 2012, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with “Accounting for Asset

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5.           ASSET RETIREMENT OBLIGATIONS (continued)

Retirement Obligations.”  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is discounted using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The Company amortizes the amount added to oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the three-month period ended January 31, 2013 and the year ended October 31, 2012:

	January 31, 2013	October 31, 2012
Balance, beginning of periods	$27,554	$26,335
Liabilities assumed	-	-
Revisions	-	(1,941)
Accretion expense	827	3,160
Balance, end of periods	$28,381	$27,554

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6.        COMMON STOCK (continued)

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

(g) cause the Company to enter into or engage, directly or indirectly, in any material respect any line of business other than the other than the business anticipated to be conducted by the Company as of the date of the first issuance of the Series A Preferred Stock; or

(h) enter into any transaction with any officer, director or stockholder of the Company or any "affiliate" or "associate" (as such terms are defined in the regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1940) of any such person or entity, other than normal employment arrangements and benefit programs on reasonable terms and other than any transaction (or series of related transactions) involving not more than $100,000 in the aggregate that has been approved by a majority of the Board of Directors (excluding any director who is interested in such transaction, either directly or through one of his affiliates or associates) after full disclosure of the terms thereof to the Board of Directors and after the determination by such majority of the Board of Directors.

7.         RELATED PARTY TRANSACTIONS

During the three-month periods ended January 31, 2013 and 2012, the Company entered into the following transactions with related parties:

a)	The Company paid $21,000 (2012 - $18,000) to a related entity, for administration services.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7.         RELATED PARTY TRANSACTIONS (continued)

b)	The Company paid $40,500 (2012 - $25,500) in management fees to the director and current President of the Company.

c)	The Company paid $20,235 (2012 - $19,527) in consulting and accounting fees to the Chief Financial Officer of the Company.

d)	The Company paid $1,500 (2012 - $ nil) in consulting fee to the director of the Company.

8.        MAJOR CUSTOMERS

We collected $59,418 (2012: $146,808) or 92% (2012: 78%) of our revenues from one of our operators during the three-month period ended January 31, 2013. As of January 31, 2013, $36,797 (2012: $77,680) was due from this operator.

9.       CONTINGENCIES

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  The Company was not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which the Company purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues the Company is entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that the Company will be able to recover these proceeds.  The Company recognized $5,875 in revenue during the three-month period ended January 31, 2013, and $51,276 in revenue during the year ended October 31, 2012.   As at January 31, 2013, revenue from the Joe Murray Farms well totaling $176,446 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent oil and gas company engaged in exploration, development and production of oil and natural gas. As production of these products continues, they will be sold to purchasers in the immediate area where the products are extracted.

Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims.  Based on the geological report and recommendation prepared by Leroy Halterman, who was our geological consultant at that time, we completed geological mapping, sampling and assaying in connection with the first phase of a staged exploration program during the fiscal year ended October 31, 2004.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the fiscal years ended October 31, 2012 or 2011 or the three months ended January 31, 2013.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

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

Note that all production amounts disclosed for the individual properties below are for the Company’s working interest.

2008-3 Drilling Program, Oklahoma.  On January 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2008-3 Drilling Program for a total buy-in cost of $28,581.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total cost of the 2008-3 Drilling Program as of January 31, 2013 was $309,152.  The interests are located in Garvin County, South Central Oklahoma.

This program is composed of four 3-D seismically defined separate prospects with one exploratory well in three of the prospects and two in the fourth prospect.  Targeted pay zones include the prolific Bromide Sands, Viola Limestone, Deese Sandstone and Layton Sandstone.  One of the wells has very similar geology and structure to the Bromide sands in the Owl Creek field.

Five wells were drilled during 2009.  Production casing was set on four of the five wells and the fifth well was deemed non-commercial and was plugged and abandoned.   Two of the four completed wells are still producing commercial quantities of oil and gas, with one of the wells still flowing naturally and producing most of the oil.  One development well was drilled in August of 2011 near the highest producing well in the program.  For the three months ending  January 31, 2013, the three producing wells in this program have produced a total of 78 Bbls of oil and 39 Mcf of natural gas.

2009-2 Drilling Program, Oklahoma.  On June 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-2 Drilling Program for a total buy-in cost of $26,562.  We agreed to participate in the drilling operations to casing point in the initial test well of each of three prospects.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The interests are located in Garvin County, Oklahoma.  A total of three wells were drilled in this program and targeted pay zones that were the same as in the 2008-3 program.  The zones included the prolific Oil Creek, Bromide Sands, Viola, Deese and Layton Sandstone.  This program is composed of three 3-D seismically defined separate prospects.   All wells were drilled in the last fiscal quarter of 2009.  Two of the wells were deemed non-commercial and were plugged and abandoned.  Production casing was set on one of the three wells and completion efforts have taken place on the third well; however, after testing it was also deemed non-commercial and plugged.  As of January 31, 2013, the total cost of the 2009-2 Drilling Program was $114,420.

2009-3 Drilling Program, Oklahoma. On August 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-3 Drilling Program for a total buy-in cost of $37,775.  We agreed to participate in the drilling operations to casing point in the initial test well on each of four prospects.   The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total costs incurred, including drilling costs, as of January 31, 2013 was $338,470.  The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the four prospects.  All four of the wells have been drilled and production casing has been set on all four.  Two of the wells had successful drill stem tests that flowed oil and gas to the surface.  Electric and radiation logs indicate multiple pay zones in all four wells.

One of the four wells in this program was completed in late January 2010 as a flowing oil and gas well.  The well was flowing naturally at rates between 400 and 500 Bbls of fluid per day with an oil cut of between 50% and 70% oil.  Natural gas was being produced at a rate of over 400 Mcf per day.  This well only produced for a few days before snow and ice storms forced shutting the well in because the produced oil and water could not be hauled away from the location and the storage tanks for these liquids were full.  The well is now producing oil and gas with the use of a pumping unit.  The second well that also had a flowing drill stem test was completed in late March 2010 and that well is currently producing oil and natural gas with the use of a pumping unit.  Total production from these two producing wells for the three months ending January 31, 2013 totaled 206 Bbls of oil and nil Mcf of natural gas.

The two remaining wells were completed in late May 2010.  After testing, both wells were deemed to be non-commercial and have been plugged and abandoned.

2009-4 Drilling Program, Oklahoma.  On December 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-4 Drilling Program for a total buy-in cost of $13,482.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total costs incurred, including drilling costs, as of January 31, 2013 was $190,182.  The interests are located in Garvin County, Oklahoma. Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.

Drilling of the first well started in early February 2010 and reached total depth on February 20, 2010.  The second well drilling started in late February 2010 and reached total depth on April 8, 2010.  Both of the wells intercepted multiple potential productive horizons and production casing was set.  The lowest horizon in the first well flowed oil and gas on a drill stem test.  Weather was initially a problem with heavy rain causing flooding and other delays but both wells have now been completed.  Both wells were treated for a poor cement bond and only one remains in production.  The one well that could not be successfully treated for the poor cement bond was plugged and abandoned.  The other well has been converted to a  salt water disposal well.  As of the three months ending January 31, 2013, there has been no production of hydrocarbons.

2010-1 Program, Oklahoma. On April 23, 2010, we acquired a 5% working interest in Ranken Energy Corporation’s 2010-1 Drilling Program for a total buy-in cost of $39,163.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.   The BCP Interest is 6.25% and the ACP

Interest is 5.00%.  The total cost incurred, including drilling costs, as of January 31, 2013 was $255,985. The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.

As of late October 2010, all four wells of the four-well program had been drilled.  Three of the wells had production casing set and one well was plugged and abandoned.  The three successful wells intercepted multiple pay zones including the prolific lowest zone.  One well had a flowing drill stem test but the other two wells were not drill stem tested.  All three wells show excellent porosity, permeability, and hydrocarbon shows.  Completion of these wells started in mid-September 2010.  All three of the wells were completed in the deepest pay zone as of October 31, 2010.  The third well in this program is currently shut-in.  Total production from these wells for the three months ended January 31, 2013 was 407 Bbls of oil and 123 Mcf of natural gas.

South Wayne Prospect, Oklahoma. On March 14, 2010, we acquired a 5% working interest in Okland Oil’s South Wayne prospect for a total buy-in cost of $5,000 and dry hole costs of $32,370.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total cost incurred, including drilling costs, as of January 31, 2013 was $61,085.  The well and related leasehold interests are located in McClain County, Oklahoma.  As of October 31, 2010, the well had been drilled and production casing has been set.  The well was perforated in July 2010 and immediately started flowing oil at a rate of 200 Bbls per day.  The flow of oil was slowed and stopped due to a buildup of paraffin.  A pumping unit was placed on the well in late August 2010 and the well is now producing water-free at a rate of 12 Bbls of oil and 4 Mcf of natural gas.  Total production for the McPherson well for the three months ending January 31, 2013 was 60 Bbls of oil and 18 Mcf of natural gas.  Additional pay zones are located above the currently producing horizon and it is anticipated that these zone will be perforated in the future adding additional production to the well.

Washita Bend 3D Exploration Project, Oklahoma.  On March 1, 2010, we agreed to participate with a 5% working interest in a 3-D seismic program managed by Ranken Energy Corporation for a buy-in cost of $46,250.  The Oklahoma 3-D seismic program will cover approximately 135 square miles in a known oil and gas producing area.   An earlier 2-D seismic program over the same area indicated a number of untested structures.  We expect the 3-D program will refine and better define the structures discovered during the earlier program and pinpoint drill locations.  We will participate in the seismic program and the related prospect generation and acquisition phase without any promotion.  The BCP Interest is 5.625% and the ACP Interest is 5.00% on the first eight wells and then 5% before and after casing point on succeeding wells.  The total cost, including seismic costs, as of January 31, 2013 was $549,868.

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

As of January 31, 2013, all of the permitted area had been shot and data acquired.  All initial or first run processing data has been completed and interpretation of the data and mapping as well as prospect delineation has started.  Title research and leasing on a number of potential prospects is underway and it is anticipated that up to a 10-well exploration program on 10 separate prospects over the next twelve months will start in the near future.  Depending on the success of this program, additional wells may be drilled.

Double T Ranch#1 SWDW, Oklahoma.  On July 17, 2012, we acquired a 3.00% working interest in the drilling, completion and operations of the Double T Ranch#1 SWDW located in Garvin County from Ranken Energy Corporation.  At January 31, 2013, the cost of the Double T Ranch#1 SWDW was $49,635.

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

Mineral Interests

Antelope Pass.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the three-month period ended January 31, 2013 or during the fiscal years ended October 31, 2012 and 2011.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.   All Bureau of Land Management fees and filing have been paid and performed making the claim valid until August 31, 2013.

Results of Operations

Three months ended January 31, 2013 compared to the three months ended January 31, 2012.  We realized revenues of $64,376 during the three months ended January 31, 2013, compared with $188,029 during the three months ended January 31, 2012, a decrease of $123,653, due to a decrease in our oil and gas production.  During the three-month period ended January 31, 2013, 752 Bbls of oil and 181Mcf of gas were produced at our oil and gas properties, as compared to 1,613 Bbls of oil and 6,128 Mcf of gas for the three months ended January 31, 2012.  The decrease in production was due primarily to a decrease in the number of producing wells.

We incurred production costs of $13,905 during the three months ended January 31, 2013, compared with $22,985 during the three months ended January 31, 2012, a decrease of $9,080.  Our production costs decreased as a result of a decrease in our oil and gas production, but increased as a percentage of sales from 12% to 22% as a substantial portion of our production costs are fixed in nature.

Our depletion and accretion costs were $26,015 during the three months ended January 31, 2013, compared with $55,904 during the three months ended January 31, 2012, a decrease of $29,889.  The decrease in our depletion costs is related to a decrease in production from our wells.

Our general and administrative costs increased to $162,419 for the three months ended January 31, 2013, from $154,876 for the three months ended January 31, 2012.  The increase of $7,543 is primarily attributable to an increase in costs of consulting services.

We received $nil in other income during the three months ended January 31, 2013, compared with $20,000 during the three months ended January 31, 2012 for late payment fees received from Lexaria Corp. in conjunction with the sale of our Mississippi properties.

For the three months ended January 31, 2013, we incurred a net loss of $139,805, compared to a net loss of $25,386 for the three months ended January 31, 2012.  The increase in net loss was largely attributable to the decrease in revenues.

As a result of our net loss for the quarter, we had a retained loss of $317,856 at January 31, 2013.

Liquidity and Capital Resources

As of January 31, 2013, we had cash and a certificate of deposit totaling $825,199 and working capital of $924,555, compared to cash and a certificate of deposit totaling $940,512 and working capital of $1,113,529 as of October 31, 2012.  The decrease in working capital is due to primarily to a decrease in our marketable securities and an increase in our current liabilities.  Our marketable securities decreased to $40,000 at January 31, 2013, compared with $96,000 at October 31, 2012, a decrease of $56,000.  Our current liabilities increased to $22,789 at January 31, 2013, compared with $6,332 at October 31, 2012.

During the three months ended January 31, 2013, operating activities used cash of $100,644, as compared to net cash provided of $38,269 for the three months ended January 31, 2012.  The principal reason for the change was due to the net loss for the period.

Investing activities, which consisted of payments on our oil and gas interests, used net cash of $14,669 during the three months ended January 31, 2013, compared with $111,977 provided during the three months ended January 31, 2012.  We received $200,000 from the sale of our interest in the Palmetto Point Project in January 2012.

Off-Balance Sheet Arrangements

As of January 31, 2013, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Oil and Gas Interests. We utilize the full cost method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center.  No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas interests unless the sale represents a significant portion of oil and gas interests and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center.  Depreciation, depletion and amortization of oil and gas interests are computed on the units of production method based on proved reserves.  Amortizable costs include estimates of future development costs of proved undeveloped reserves.

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

Asset Retirement Obligations. We follow FASB ASC 410-20 “Accounting for Asset Retirement Obligations”  which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This policy requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of January 31, 2013 and October 31, 2012, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with “Accounting for Asset Retirement Obligations.”  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

We amortize the amount added to oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the three-month period ended January 31, 2013 and the year ended October 31, 2012:

	January 31, 2013	October 31, 2012
Balance, beginning of periods	$27,554	$26,335
Liabilities assumed	-	-
Revisions	-	(1,941)
Accretion expense	827	3,160
Balance, end of periods	$28,381	$27,554

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

Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013, being the date of our most recently completed fiscal quarter.  This evaluation was conducted under the supervision and with the participation of our officers, Ken Cabianca and Kulwant Sandher.  Based on this evaluation, Messrs. Cabianca and Sandher concluded that the design and operation of our disclosure controls and procedures are not effective because of the following material weaknesses that existed at January 31, 2013:

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

 Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our officers have concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 1.       Legal Proceedings

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include a claim that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the

2009-3 Drilling Program, in which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  We and the Defendants believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  The Company recognized $5,875 in revenue during the three-month period ended January 31, 2013, and $51,276 in revenue during the year ended October 31, 2012.  As of January 31, 2013, revenue from the Joe Murray Farms well totalling $176,446 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

Item 1A.    Risk Factors

Not required for smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Not applicable.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Brinx Resources Ltd. for the quarter ended January 31, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements.

________________________
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

BRINX RESOURCES LTD.
(Registrant)

March 18, 2013	By:	/s/ Ken Cabianca
Ken Cabianca
Acting President
(principal executive officer)

March 18, 2013	By:	/s/ Kulwant Sandher
Kulwant Sandher
Chief Financial Officer
(principal financial and accounting officer)