Form 10-Q
period 2013-07-31
BRINX RESOURCES LTD
filed 2013-09-16
CIK 1212641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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
[  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  24,629,832 shares of Common Stock, $0.001 par value, as of September 12, 2013

BRINX RESOURCES LTD.

Part I.         FINANCIAL INFORMATION

Item 1.                 Financial Statements

BRINX RESOURCES LTD.
BALANCE SHEETS

	Juy 31,	OCTOBER 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$104,568	$540,512
Investment - Certificate of deposit	400,000	400,000
Marketable securities	40,000	96,000
Accounts receivable	28,360	38,485
Prepaid expenses and deposit	48,725	44,594

Total current assets	621,653	1,119,591

Undeveloped mineral interests, at cost	3,101	3,101

Oil and gas interests, full cost method of accounting,
net of accumulated depletion	1,497,171	1,450,330

Property, plant and equipment(net)	1,935	-

Total assets	$2,123,860	$2,573,022

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$23,468	$6,332

Total current liabilities	23,468	6,332

Asset retirement obligations	30,035	27,554

Total liabilities	53,503	33,886

Stockholders' equity
Preferred stock - $0.001 par value; authorized - 25,000,000 shares
Series A Preferred stock - $0.001 par value; authorized - 1,000,000 shares
Issued and outstanding - 500,001 shares	500	500

Common stock - $0.001 par value; authorized - 100,000,000 shares
Issued and outstanding - 24,629,832 shares	24,630	24,630

Capital in excess of par value	2,868,057	2,868,057

Accumulative other comprehensive loss	(232,000)	(176,000)

Retained earnings	(590,830)	(178,051)

Total stockholders' equity	2,070,357	2,539,136

Total liabilities and stockholders' equity	$2,123,860	$2,573,022

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	JULY 31,		JULY 31,
	2013	2012	2013	2012

REVENUES
Natural gas and oil sales	$47,142	$75,811	$169,699	$422,570

DIRECT COSTS
Production costs	9,482	33,848	28,732	87,023
Depreciation, depletion and accretion	40,535	36,710	106,445	142,795
General and administrative	134,281	131,611	445,858	451,999
Writedown of natural gas and oil properties	-	-	2,039	-

Total Expenses	(184,298)	(202,169)	(583,074)	(681,817)

OPERATING (LOSS)	(137,156)	(126,358)	(413,375)	(259,247)

OTHER INCOME
Interest income	202	202	596	11
Other Income	-	-	-	20,000

NET(LOSS)	(136,954)	(126,156)	(412,779)	(239,236)

OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Unrealized (loss) on held for sale marketable security	(56,000)	(20,000)	(56,000)	(120,000)

COMPREHENSIVE (LOSS) FOR THE PERIODS	$(192,954)	$(146,156)	$(468,779)	$(359,236)

Net Income/(Loss) Per Common Share

- Basic	$(0.01)	$(0.005)	$(0.02)	$(0.010)
- Diluted	$(0.01)	$(0.005)	$(0.02)	$(0.010)

Weighted average number of common shares outstanding

- Basic	24,629,832	24,629,832	24,629,832	24,629,832
- Diluted	24,629,832	24,629,832	24,629,832	24,629,832

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	JULY 31,
	2013	2012

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net (loss)	$(412,779)	$(239,236)

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and accretion	106,445	142,795
Writedown of natural gas and oil properties	2,039	-
Changes in working capital:
Decrease in accounts receivable	10,125	76,249
(Increase) in prepaid expenses and deposit	(4,131)	(3,556)
Increase in accounts payable and accrued liabilities	10,851	8,369

Net cash (used in) operating activities	(287,450)	(15,379)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Purchase of equipment	(2,322)	-
Sale proceeds of natural gas and oil working interests	-	200,000
Payments on oil and gas interests	(146,172)	(241,117)

Net cash (used in) investing activities	(148,494)	(41,117)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash provided by /(used in) financing activities	-	-

Net (decrease) in cash	(435,944)	(56,496)

Cash and cash equivalents, beginning of periods	540,512	401,047

Cash and cash equivalents, end of periods	$104,568	$344,551

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Assets retirement costs incurred	$(2,481)	$(2,370)

Investment in natural oil and gas working interests included in	$6,283	$-
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

The accompanying financial statements of the Company are unaudited. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation. The results of operations for the nine-month period ended July 31, 2013 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended October 31, 2012.

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

REVENUE RECOGNITION

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At July 31, 2013 and 2012, the Company had no overproduced imbalances.

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME / (LOSS) PER SHARE

Basic income/(loss) per share is computed based on the weighted average number of common shares outstanding during each year.  The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have the dilutive effect on income/(loss) per share.  The dilutive effect of outstanding options was nil as of July 31, 2013 and 2012.

The table below presents the computation of basic and diluted earnings per share for the nine-month periods ended July 31, 2013 and 2012:

	July 31, 2013	July 31, 2012
Basic earnings per share computation:

(Loss) from continuing operations	$(412,779)	$(239,236)
Basic shares outstanding	24,629,832	24,629,832
Basic earnings per share	$(0.020)	$(0.010)

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

In August 2011, the Company received 800,000 common shares in Lexaria Corp. on the sale of its oil and natural gas interests in Mississippi, with a value of $0.34 per share.  The value of the shares at July 31, 2013 was $0.05 per share, as compared to $0.12 per share as at October 31, 2012, giving rise to an unrealized loss of $56,000 for the nine-month period ended July 31, 2013 (2012 – unrealized loss of $120,000).  The Company evaluated the prospects of Lexaria in relation to the severity and duration of the impairment.  Based on the evaluation and the Company’s ability and intent to hold the shares for a reasonable period of time sufficient for a recovery, the Company does not consider the shares to be other-than-temporarily impaired at July 31, 2013.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3.         ACCOUNTS RECEIVABLE

Accounts receivable consists of revenues receivable, interest receivable and other receivable.  The revenues receivable are from the operators of the oil and gas projects for the sale of oil and gas by the operators on the Company’s behalf and are carried at net receivable amounts less an estimate for doubtful accounts.  Management considers all accounts receivable to be fully collectible at July 31, 2013 and October 31, 2012.  Accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

	July 31, 2013	October 31, 2012
Accounts receivable	$28,360	$38,485
Less: allowance for doubtful account	-	-
	$28,360	$38,485

4.	OIL AND GAS INTERESTS

The Company holds the following oil and natural gas interests:

	July 31, 2013	October 31, 2012
2008-3 Drilling Program, Oklahoma	$309,152	$309,152
2009-2 Drilling Program, Oklahoma	114,420	114,420
2009-3 Drilling Program, Oklahoma	338,604	337,749
2009-4 Drilling Program, Oklahoma	190,182	190,182
2010-1 Drilling Program, Oklahoma	270,283	254,817
Washita Bend 3D, Oklahoma	663,118	537,361
Double T Ranch #1 SWDW, Oklahoma	50,812	43,078
Kings City Prospect, California	406,766	404,121
South Wayne Prospect, Oklahoma	61,085	61,085
PP F-12-2, PP F-12-3, PP F-12-4 and PP F-52, Mississippi	(222,123)	(222,123)
Three Sands Project, Oklahoma	555,715	555,715
Asset retirement cost	2,593	2,593
Less: Accumulated depletion and impairment	(1,243,436)	(1,137,820)
	$1,497,171	$1,450,330

2008-3 Drilling Program, Oklahoma

On January 12, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation’s 2008-3 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The Before Casing Point Interest (“BCP”) is 6.25% and the After Casing Point Interest (“ACP”) is 5.00%.  At July 31, 2013, the total cost of the 2008-3 Drilling Program was $309,152.  The interests are located in Garvin County, Oklahoma.

2009-2 Drilling Program, Oklahoma

On June 19, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation’s 2009-2 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  At July 31, 2013, the total cost of the 2009-2 Drilling Program was $114,420.  The interests are located in Garvin County, Oklahoma.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.           OIL AND GAS INTERESTS (continued)

2009-3 Drilling Program, Oklahoma

On August 12, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-3 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP is 5.00%.  At July 31, 2013, the total cost of the 2009-3 Drilling Program was $338,604.  The interests are located in Garvin County, Oklahoma.

2009-4 Drilling Program, Oklahoma

On December 19, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-4 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  At July 31, 2013, the total cost of the 2009-4 Drilling Program was $190,182.  The interests are located in Garvin County, Oklahoma.

2010-1 Drilling Program, Oklahoma

On April 23, 2010, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2010-1 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  At July 31, 2013, the total cost of the 2010-1 Drilling Program was $270,283.  The interests are located in Garvin County, Oklahoma.

Washita Bend 3D Exploration Project, Oklahoma

On March 1, 2010, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s Washita Bend 3D Exploration Project.  The BCP Interest is 5.625% and the ACP Interest is 5.00% on the first eight wells and then 5% before and after casing point on succeeding wells.  At July 31, 2013, the total costs, including seismic costs, was $663,118.

As a result of seismic evaluation and analysis, eight initial prospects at the Washita Bend Project have been identified.  Lucretia #1-14 was the first well drilled on May 14, 2013, this well was classified as a dry hole on May 27, 2013.  On August 1, 2013, Karges #1-35 was also classified as a dry hole. The costs of $77,041 associated therewith had been moved to proved properties.

Double T Ranch#1 SWDW, Oklahoma

On July 17, 2012, the Company acquired a 3.00% working interest in the drilling, completion and operations of the Double T Ranch#1 SWDW located in Garvin County from Ranken Energy Corporation.  At July 31, 2013, the cost of the Double T Ranch#1 SWDW was $50,812.

Kings City Prospect, California

A Farmout agreement was made effective on May 25, 2009 between the Company and Sunset Exploration, Inc., to explore for oil and natural gas on 10,000 acres located in west central California.  The Company paid $100,000 (50% pro rata share of $200,000)  to earn a 20% working interest in the project by funding a maximum of 50% of a $200,000 geophysical survey composed of gravity and seismic surveys and carrying Sunset Exploration for 33.33% of the dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres will be proportionate to each party’s working interest.  The total cost of the King City Prospect as at July 31, 2013 was $406,766.  On April 15, 2013, the Company elected to plug and abandon this well, as a result all costs associated with this well have been moved to the proved property pool for depletion.

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

South Wayne Prospect, Oklahoma

On March 14, 2010, the Company acquired a 5.00% working interest in McPherson#1-1 well for a payment for leasehold, prospect and geophysical fees of $5,000, and dry hole costs of $32,370.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The interests are located in McClain County, Oklahoma.  The total cost of the South Wayne Prospect as at July 31, 2013 was $61,085.

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is an impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There was impairment cost of $2,039 and nil for the nine-month periods ended July 31, 2013 and 2012, respectively.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves.  Depletion expense recognized was $103,577 and $140,425 for the nine-month periods ended July 31, 2013 and 2012, respectively.

Capitalized Costs

	July 31, 2013	October 31, 2012
Proved properties	$2,103,718	$1,603,590
Unproved properties	636,889	984,560
Total Proved and Unproved properties	2,740,607	2,588,150
Accumulated depletion expense	(838,275)	(734,698)
Impairment	(405,161)	(403,122)
Net capitalized cost	$1,497,171	$1,450,330

Results of Operations

Results of operations for oil and gas producing activities during the nine-month periods ended are as follows:

	July 31, 2013	July 31, 2012
Revenues	$169,699	$422,570
Production costs	(28,732)	(87,023)
Depletion and accretion	(106,445)	(142,795)
Results of operations (excluding corporate overhead)	$34,522	$192,752

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5.           ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20 “Accounting for Asset Retirement Obligations”  which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This policy requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of July 31, 2013 and October 31, 2012, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with “Accounting for Asset Retirement Obligations.”  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The Company amortizes the amount added to oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the nine-month period ended July 31, 2013 and the year ended October 31, 2012:

	July 31, 2013	October 31, 2012
Balance, beginning of periods	$27,554	$26,335
Liabilities assumed	-	-
Revisions	-	(1,941)
Accretion expense	2,481	3,160
Balance, end of periods	$30,035	$27,554

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

6.           COMMON STOCK

PREFERRED STOCK

The Company has authorized 25,000,000 shares of preferred stock. On February 10, 2012, the Company issued 500,001 shares of Series A preferred stock at par value. The rights attached to these Series A preferred stock include:

·	The holders of the Series A preferred stock can redeem their stock at a predetermined redemption price.

·
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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
6.           COMMON STOCK (continued)

PREFERRED STOCK (continued)

·	The Company shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of a majority of the Series A Preferred Stock do any of the following:

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7.           RELATED PARTY TRANSACTIONS

During the nine-month periods ended July 31, 2013 and 2012, the Company entered into the following transactions with related parties:

a)	The Company paid $63,000 (2012 - $54,000) to a related entity, for administration services.

b)	The Company paid $121,500 (2012 - $81,500) in management fees to a director and current President of the Company.

c)	The Company paid $55,542 (2012 - $58,673) in consulting and accounting fees to the former Chief Financial Officer of the Company.

d)	The Company paid $7,000 (2012 - $nil) in consulting fee to the other directors of the Company.

8.          MAJOR CUSTOMERS

The Company collected $161,630 (2012: $318,909) or 95% (2012: 75%) of its revenues from one of its operators during the nine-month period ended July 31, 2013. As of July 31, 2013, $25,290 (2012: $24,567) was due from this operator.

9.          CONTINGENCIES

Hamm Litigation
In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  The Company was not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which the Company purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues the Company is entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that the Company will be able to recover these proceeds.  The Company recognized $12,038 in revenue during the nine-month period ended July 31, 2013, and $51,276 in revenue during the year ended October 31, 2012. As at July 31, 2013, revenue from the Joe Murray Farms totaling $182,609 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

Beckett Complaint
In April 2013, Jeffrey R. Beckett, a shareholder of the Company, filed a lawsuit in the District Court of Washoe County, Nevada against the Company, its directors, Kenneth A. Cabianca and George Knight, and a principal of one of the Company’s consultants, Sarah Cabianca, generally alleging mismanagement of the Company’s affairs by the directors to the detriment of the Company and its shareholders. The lawsuit seeks the issuance of an injunction, the appointment of a receiver and unspecified damages. In June 2013, Mr. Beckett filed a similar complaint against the same defendants in the United States District Court for the District of Nevada.  The Company believes these lawsuits have been improperly brought and lack merit. The Company is vigorously defending the lawsuits.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent oil and gas company engaged in exploration, development and production of oil and natural gas. As production of these products continues, they will be sold to purchasers in the immediate area where the products are extracted.

Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims.  Based on the geological report and recommendation prepared by Leroy Halterman, who was our geological consultant at that time, we completed geological mapping, sampling and assaying in connection with the first phase of a staged exploration program during the fiscal year ended October 31, 2004.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the fiscal years ended October 31, 2012 or 2011 or the nine months ended July 31, 2013.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.

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

2008-3 Drilling Program, Oklahoma.  On January 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2008-3 Drilling Program for a total buy-in cost of $28,581.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total cost of the 2008-3 Drilling Program as of July 31, 2013 was $309,152.  The interests are located in Garvin County, South Central Oklahoma.

This program is composed of four 3-D seismically defined separate prospects with one exploratory well in three of the prospects and two in the fourth prospect.  Targeted pay zones include the prolific Bromide Sands, Viola Limestone, Deese Sandstone and Layton Sandstone.  One of the wells has very similar geology and structure to the Bromide sands in the Owl Creek field.

Five wells were drilled during 2009.  Production casing was set on four of the five wells and the fifth well was deemed non-commercial and was plugged and abandoned.   Two of the four completed wells are still producing commercial quantities of oil and gas, with one of the wells still flowing naturally and producing most of the oil.  One development well was drilled in August of 2011 near the highest producing well in the program.  For the nine months ending July 31, 2013, the three producing wells in this program have produced a total of 286 Bbls of oil and 78 Mcf of natural gas.

2009-2 Drilling Program, Oklahoma.  On June 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-2 Drilling Program for a total buy-in cost of $26,562.  We agreed to participate in the drilling operations to casing point in the initial test well of each of three prospects.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The interests are located in Garvin County, Oklahoma.  A total of three wells were drilled in this program and targeted pay zones that were the same as in the 2008-3 program.  The zones included the prolific Oil Creek, Bromide Sands, Viola, Deese and Layton Sandstone.  This program is composed of three 3-D seismically defined separate prospects.   All wells were drilled in the last fiscal quarter of 2009.  Two of the wells were deemed non-commercial and were plugged and abandoned.  Production casing was set on one of the three wells and completion efforts have taken place on the third well; however, after testing it was also deemed non-commercial and plugged.  As of July 31, 2013, the total cost of the 2009-2 Drilling Program was $114,420.

2009-3 Drilling Program, Oklahoma. On August 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-3 Drilling Program for a total buy-in cost of $37,775.  We agreed to participate in the drilling operations to casing point in the initial test well on each of four prospects.   The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total costs incurred, including drilling costs, as of July 31, 2013 was $338,604.  The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the four prospects.  All four of the wells have been drilled and production casing has been set on all four.  Two of the wells had successful drill stem tests that flowed oil and gas to the surface.  Electric and radiation logs indicate multiple pay zones in all four wells.

One of the four wells in this program was completed in late January 2010 as a flowing oil and gas well.  The well was flowing naturally at rates between 400 and 500 Bbls of fluid per day with an oil cut of between 50% and 70% oil.  Natural gas was being produced at a rate of over 400 Mcf per day.  This well only produced for a few days before snow and ice storms forced shutting the well in because the produced oil and water could not be hauled away from the location and the storage tanks for these liquids were full.  The well is now producing oil and gas with the use of a pumping unit.  The second well that also had a flowing drill stem test was completed in late March 2010 and that well is currently producing oil and natural gas with the use of a pumping unit.  Total production from these two producing wells for the nine months ending July 31, 2013 totaled 406 Bbls of oil and nil Mcf of natural gas.

The two remaining wells were completed in late May 2010.  After testing, both wells were deemed to be non-commercial and have been plugged and abandoned.

2009-4 Drilling Program, Oklahoma.  On December 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-4 Drilling Program for a total buy-in cost of $13,482.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total costs incurred, including drilling costs, as of July 31, 2013 was $190,182.  The interests are located in Garvin County, Oklahoma. Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.

Drilling of the first well started in early February 2010 and reached total depth on February 20, 2010.  The second well drilling started in late February 2010 and reached total depth on April 8, 2010.  Both of the wells intercepted multiple potential productive horizons and production casing was set.  The lowest horizon in the first well flowed oil and gas on a drill stem test.  Weather was initially a problem with heavy rain causing flooding and other delays but both wells have now been completed.  Both wells were treated for a poor cement bond and only one remains in production.  The one well that could not be successfully treated for the poor cement bond was plugged and abandoned.  The other well has been converted to a  salt water disposal well.  As of the nine months ending July 31, 2013, there has been no production of hydrocarbons.

2010-1 Program, Oklahoma. On April 23, 2010, we acquired a 5% working interest in Ranken Energy Corporation’s 2010-1 Drilling Program for a total buy-in cost of $39,163.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.   The BCP Interest is 6.25% and the ACP

Interest is 5.00%.  The total cost incurred, including drilling costs, as of July 31, 2013 was $270,283. The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.

As of late October 2010, all four wells of the four-well program had been drilled.  Three of the wells had production casing set and one well was plugged and abandoned.  The three successful wells intercepted multiple pay zones including the prolific lowest zone.  One well had a flowing drill stem test but the other two wells were not drill stem tested.  All three wells show excellent porosity, permeability, and hydrocarbon shows.  All three of the wells were completed in the deepest pay zone.  The third well in this program is currently shut-in.  Total production from these wells for the nine months ended July 31, 2013 was 1055 Bbls of oil and 739 Mcf of natural gas.

South Wayne Prospect, Oklahoma. On March 14, 2010, we acquired a 5% working interest in Okland Oil’s South Wayne prospect for a total buy-in cost of $5,000 and dry hole costs of $32,370.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total cost incurred, including drilling costs, as of July 31, 2013 was $61,085.  The well and related leasehold interests are located in McClain County, Oklahoma.  The well was perforated in July 2010 and immediately started flowing oil at a rate of 200 Bbls per day.  The flow of oil was slowed and stopped due to a buildup of paraffin.  A pumping unit was placed on the well in late August 2010 and the well is producing water-free at a rate of 10 Bbls of oil and 2 Mcf of natural gas.  Total production for the McPherson well for the nine months ending July 31, 2013 was 91 Bbls of oil and 17 Mcf of natural gas.  Additional pay zones are located above the currently producing horizon and it is anticipated that these zones will be perforated in the future adding additional production to the well.

Washita Bend 3D Exploration Project, Oklahoma.  On March 1, 2010, we agreed to participate with a 5% working interest in a 3-D seismic program managed by Ranken Energy Corporation for a buy-in cost of $46,250.  The Oklahoma 3-D seismic program covered approximately 135 square miles in a known oil and gas producing area.   An earlier 2-D seismic program over the same area indicated a number of untested structures.  The 3-D program was designed to refine and better define the structures discovered during the earlier program and pinpoint drill locations.  We participated in the seismic program and the related prospect generation and acquisition phase without any promotion.  The BCP Interest is 5.625% and the ACP Interest is 5.00% on the first eight wells and then 5% before and after casing point on succeeding wells.  The total cost, including seismic costs, as of July 31, 2013 was $663,118.

As of July 31, 2013, all of the permitted area had been shot and data acquired.  All initial or first run processing data has been completed and interpretation of the data and mapping as well as prospect delineation has started.  Title research and leasing on a number of potential prospects has been completed.  A total of 5,148 acres of leases have been acquired.  As a result of seismic evaluation and analysis, eight initial prospects have been identified, with the first well drilled on May 14, 2013.  On May 27, 2013, this well was classified as a dry hole and costs associated therewith have been moved to proved properties.  On August 1, 2013, Karges #1-35 was also classified as a dry hole and the costs $77,041 associated therewith have been moved to proved properties.  On September 6, 2013, the third well of this multi-well drilling program drilled and completed with no economic hydrocarbons present.

Double T Ranch#1 SWDW, Oklahoma.  On July 17, 2012, we acquired a 3.00% working interest in the drilling, completion and operations of the Double T Ranch#1 SWDW located in Garvin County from Ranken Energy Corporation.  At July 31, 2013, the cost of the Double T Ranch#1 SWDW was $50,812.

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

King City Oil Field.  Effective May 25, 2009, we entered into an agreement with Sunset Exploration to explore for oil and gas on 10,000 acres located in west central California.  The agreement called for us to earn a 20% working interest in the project by funding a maximum of 50% of a $200,000 geophysical survey composed of gravity and seismic surveys and agreeing to carry Sunset Exploration for 33.33% of dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres were to be proportionate to each party’s working interest.  The geophysical surveys have been completed and most have been processed and interpreted.  The initial surveys indicated that several more short geophysical survey lines would improve the interpretation.  These additional lines have been completed and subsequently several stages of reprocessing have been applied to the original data.  In midsummer 2011, permitting of the first drill hole began and the well was completed in January 2012.  On April 15, 2013, we elected to plug and abandon this well.  All costs associated with this well have been moved to the proved property pool for depletion.  After further and in-depth evaluation and consultation, we have elected not to participate any further at King City as we deem this project not to be economically viable.  As at July 31, 2013, the total costs were $406,766.

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

Mineral Interests

Antelope Pass.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the nine-month period ended July 31, 2013 or during the fiscal years ended October 31, 2012 and 2011.  At the time of this report, we do not know when or if we will proceed with the Antelope Pass Project.  All Bureau of Land Management fees and filing have been paid and performed making the claim valid until August 31, 2013.

Results of Operations

Three months ended July 31, 2013 compared to the three months ended July 31, 2012.  We realized revenues of $47,142 during the three months ended July 31, 2013, compared with $75,811 during the three months ended July 31, 2012, a decrease of $28,669, due to the sale of our Three Sands property and a decrease in our oil and gas production.  During the three-month period ended July 31, 2013, 491 Bbls of oil and 510 Mcf of gas (net to our working interest) were produced at our oil and gas properties, as compared to 765 Bbls of oil and 5,822 Mcf of gas for the three months ended July 31, 2012.  The decrease in production was due primarily to a decrease in the number of producing wells caused by the sale of our Three Sands property.

We incurred production costs of $9,482 during the three months ended July 31, 2013, compared with $33,848 during the three months ended July 31, 2012, a decrease of $24,366.  Our production costs decreased as a result of a decrease in the number of producing wells and a decrease in our oil and gas production.

Our depreciation, depletion and accretion costs were $40,535 during the three months ended July 31, 2013, compared with $36,710 during the three months ended July 31, 2012, an increase of $3,825.  The increase in these costs is related to the decrease in the reserves of proved oil and gas interests.

Our general and administrative costs increased to $134,281 for the three months ended July 31, 2013, from $131,611 for the three months ended July 31, 2012.  The increase of $2,670 is primarily attributable to an increase in legal costs and management fees.

For the three months ended July 31, 2013, we incurred a net loss of $136,954, compared to a net loss of $126,156 for the three months ended July 31, 2012.  The increase in net loss was attributable to the decrease in revenues.

As a result of our net loss for the quarter, we had a retained loss of $590,830 at July 31, 2013.

Nine months ended July 31, 2013 compared to the nine months ended July 31, 2012.  We realized revenues of $169,699 during the nine months ended July 31, 2013, compared with $422,570 during the nine months ended July 31, 2012, a decrease of $252,871.  The decrease was due to the sale of the Company’s Three Sands property and due to a decrease in our oil and gas production.  During the nine-month period ended July 31, 2013, 1,838 Bbls of oil and 834 Mcf of gas (net to our working interest) were produced at our oil and gas properties, as compared to 3,671 Bbls of oil and 17,543 Mcf of gas for the nine months ended July 31, 2012.  The decrease in production was due primarily to a decrease in the number of producing wells caused by the sale of our Three Sands property.

We incurred production costs of $28,732 during the nine months ended July 31, 2013, compared with $87,023 during the nine months ended July 31, 2012, a decrease of $58,291.  Our production costs decreased as a result of a decrease in the number of producing wells and a decrease in our oil and gas production.

Our depreciation, depletion and accretion costs were $106,445 during the nine months ended July 31, 2013, compared with $142,795 during the nine months ended July 31, 2012, a decrease of $36,350.  The decrease in these costs is related to a decrease in production from our wells.

Our general and administrative costs decreased to $445,858 for the nine months ended July 31, 2013, from $451,999 for the nine months ended July 31, 2012.  The decrease of $6,141 is primarily attributable to a decrease in accounting, consulting and office costs, which were offset by an increase in legal costs and management fees,

We received $nil in other income during the nine months ended July 31, 2013, compared with $20,000 during the nine months ended July 31, 2012 for late payment fees received from Lexaria Corp. in conjunction with the sale of our Mississippi properties.

For the nine months ended July 31, 2013, we incurred a net loss of $412,779, compared to a net loss of $239,236 for the nine months ended July 31, 2012.  The increase in net loss was attributable to the decrease in revenues.

Liquidity and Capital Resources

As of July 31, 2013, we had cash and a certificate of deposit totaling $504,568 and working capital of $598,185, compared to cash and a certificate of deposit totaling $940,512 and working capital of $1,113,259 as of October 31, 2012.  The decrease in working capital is due primarily to the use of cash to fund our operations and investing activities.  Our cash and cash equivalents decreased to $104,568 at July 31, 2013, compared with $540,512 at October 31, 2012, a decrease of $435,944.

During the nine months ended July 31, 2013, operating activities used cash of $287,450, as compared to net cash used of $15,379 for the nine months ended July 31, 2012.  The principal reason for the change was due to the net loss for the period.

Investing activities, which consisted of payments on our oil and gas interests, used net cash of $148,494 during the nine months ended July 31, 2013, compared with $41,117 used during the nine months ended July 31, 2012.  Investing activities were primarily payments on oil and gas interests of $146,172 in 2013.  In 2012, payments on oil and gas interests were higher by $94,945, but were offset by $200,000 in proceeds from the sale of our Palmetto Point Project.

Off-Balance Sheet Arrangements

As of July 31, 2013, we did not have any off-balance sheet arrangements.

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

Asset Retirement Obligations. We follow FASB ASC 410-20 “Accounting for Asset Retirement Obligations”  which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This policy requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of July 31, 2013 and October 31, 2012, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with “Accounting for Asset Retirement Obligations.”  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

We amortize the amount added to oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the nine-month period ended July 31, 2013 and the year ended October 31, 2012:
	July 31, 2013	October 31, 2012
Balance, beginning of periods	$27,554	$26,335
Liabilities assumed	-	-
Revisions	-	(1,941)
Accretion expense	2,481	3,160
Balance, end of periods	$30,035	$27,554

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

Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013, being the date of our most recently completed fiscal quarter.  This evaluation was conducted under the supervision and with the participation of our sole officer, Ken Cabianca.  Based on this evaluation, Mr. Cabianca concluded that the design and operation of our disclosure controls and procedures are not effective because of the following material weaknesses that existed at July 31, 2013:

•
We relied on external consultants for the preparation of our financial statements and reports.  As a result, it was possible that our officer was not able to identify errors and irregularities in the financial statements and reports.

•
We had an officer who was also a director.  Our board of directors consisted of only three members.  Therefore, there was an inherent lack of segregation of duties and a limited independent governing board.

•	We relied on an external consultant for administration functions, some of which do not have standard procedures in place for formal review by our officer.

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, on July 10, 2013, we appointed one of our directors, Christopher Mulgrew, to perform the functions that an audit committee would carry out.

Part II.      OTHER INFORMATION

Item 1.           Legal Proceedings

Hamm Litigation

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include a claim that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  We and the Defendants believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  We recognized $12,038 in revenue during the nine-month period ended July 31, 2013, and $51,276 in revenue during the year ended October 31, 2012.  As of July 31, 2013, revenue from the Joe Murray Farms well totaling $182,609 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

Beckett Complaint

In April 2013, Jeffrey R. Beckett, one of our shareholders, filed a lawsuit in the District Court of Washoe County, Nevada against us, our directors, Kenneth A. Cabianca and George Knight, and a principal of one of our consultants, Sarah Cabianca, generally alleging mismanagement of our affairs by our directors to our detriment and the detriment of our shareholders.  The lawsuit seeks the issuance of an injunction, the appointment of a receiver and unspecified damages.  In June 2013, Mr. Beckett filed a similar complaint against the same defendants in the United States District Court for the District of Nevada.  We believe these lawsuits have been improperly brought and lack merit.  We are vigorously defending these lawsuits.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Brinx Resources Ltd. for the quarter ended July 31, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements.

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

BRINX RESOURCES LTD.
(Registrant)

September 16, 2013	By:	/s/ Ken Cabianca
Ken Cabianca
President and Acting Chief Financial Officer
(principal executive and financial officer)