Form 10-K
period 2013-10-31
BRINX RESOURCES LTD
filed 2014-01-29
CIK 1212641

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended October 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________________ to ______________________

Commission file number:  333-102441

BRINX RESOURCES LTD.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0388682 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ]Yes     [X]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $740,074 as of April 30, 2013

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  24,629,832 as of January 25, 2014

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

Until 2005, our focus was on our undeveloped mineral interests and we were considered, at that time, to be a development stage company engaged in the acquisition and exploration of mineral and oil and gas properties.  At that time, we held an interest in undeveloped mineral interests located in New Mexico (the “Antelope Pass Project”). However, in 2005, we suspended activities on our undeveloped mineral properties indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on our undeveloped mineral properties during the fiscal year ended October 31, 2013.

During 2005 and 2006, we acquired undeveloped oil and gas interests and commenced exploration activities on those interests.  The undeveloped oil and gas interests were located in Oklahoma, Mississippi and California.  In 2006, we commenced oil and gas production and started earning revenues.

Our plan of operations is to continue to participate in the production of commercial quantities of oil and gas and the drilling of re-entries to test the oil and gas productive capabilities of our oil and gas properties.  As noted above, we have suspended our efforts indefinitely on the Antelope Pass Project in order to focus on our oil and gas interests and have allowed these claims to lapse subsequent to October 31, 2013.

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

2008-3 Drilling Program, Oklahoma

On January 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2008-3 Drilling Program.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The Before Casing Point (“BCP”) Interest is 6.25% and the After Casing Point (“ACP”) Interest is 5.00%.  The interests are located in Garvin County, Oklahoma.  The total cost of the 2008-3 Drilling Program was $309,152 as of October 31, 2013.

King City, California

Effective May 25, 2009, we entered into an agreement with Sunset Exploration to explore for oil and gas on 10,000 acres located in west central California.  We paid $100,000 to earn a 20% working interest in the project by funding a maximum of 50% of a $200,000 geophysical survey composed of gravity and seismic surveys and agreeing to carry Sunset Exploration for 33.33% of dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres will be proportionate to each party’s working interest.  The total cost of the King City Prospect was $406,766 as at October 31, 2013.

2009-2 Drilling Program, Oklahoma

On June 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-2 Drilling Program.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  As of October 31, 2013, the total cost of the 2009-2 Drilling Program was $114,420.  The interests are located in Garvin County, Oklahoma.

2009-3 Drilling Program, Oklahoma

On August 12, 2009, we acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-3 Drilling Program.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total cost of the 2009-3 Drilling Program, including drilling costs, as of October 31, 2013, was $349,320.  The interests are located in Garvin County, Oklahoma.

2009-4 Drilling Program, Oklahoma

On December 19, 2009, we acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-4 Drilling Program.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  As of October 31, 2013, the total cost of the 2009-4 Drilling Program was $190,182.  The interests are located in Garvin County, Oklahoma.

Washita Bend 3D Exploration Project, Oklahoma

On March 1, 2010, we acquired a 5.00% working interest in Ranken Energy Corporation’s Washita Bend 3D Exploration Project for a buy-in cost of $46,250.  The BCP Interest is 5.625% and the ACP Interest is 5.00% on

the first eight wells and then 5% before and after casing point on succeeding wells.  As of October 31, 2013, the total cost, including seismic costs, was $793,551.

South Wayne Prospect, Oklahoma

On March 14, 2010, we acquired a 5.00% working interest in McPherson #1-1 well for a payment of $5,000 for leasehold, prospect and geophysical fees, and dry hole costs of $32,370.  The total cost, including drilling costs, as of October 31, 2013 was $61,085.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The interests are located in McClain County, Oklahoma.

2010-1 Drilling Program, Oklahoma

On April 23, 2010, we acquired a 5.00% working interest in Ranken Energy Corporation’s 2010-1 Drilling Program.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  As of October 31, 2013, the total cost of the 2010-1 Drilling Program was $270,665.  The interests are located in Garvin County, Oklahoma.

Double T Ranch#1 SWDW, Oklahoma

On July 17, 2012, we acquired a 3.00% working interest in the drilling, completion and operations of the Double T Ranch#1 SWDW located in Garvin County from Ranken Energy Corporation. At October 31, 2013, the cost of the Double T Ranch#1 SWDW was $50,812.

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

Antelope Pass Project

In September 2002, we acquired a 100% interest in leases on unpatented lode mining claims in the Antelope Pass Project, located in the Hidalgo County, New Mexico for $811, from Leroy Halterman, who was a non-affiliate of our company at that time.  The Antelope Pass Project consists of the Kendra 1 through Kendra 8 mineral claims.  Unpatented claims are mining claims for which the holder has no patent, or document that conveys title.   We have suspended our efforts indefinitely on the Antelope Pass Project and the claims were allowed to lapse subsequent to the year-end.

Exploration and Acquisition Capital Expenditures

During the fiscal years ended October 31, 2013, 2012, and 2011, we incurred $293,988, $284,707, and $625,941, respectively, in identifying and acquiring oil and natural gas interests, and for exploration costs.

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

Competition

Oil and gas exploration, mineral exploration and acquisition of undeveloped properties are highly competitive and speculative businesses.  We compete with a number of other companies, including major oil and gas companies and other independent operators that are more experienced and which have greater financial resources.  We do not hold a significant competitive position in the oil and gas industry.

Major Customers

During the fiscal years ended October 31, 2013 and 2012, we collected $235,170 (95%) and $382,540 (81%), respectively, of our revenues from Ranken Energy Corporation, the operator of the Oklahoma Properties.  Since we work with only a few operators, we will continue to be dependent on these few operators for a substantial portion of our revenues in fiscal year 2014.

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

Employees

Leroy Halterman served as our president and secretary and a director until his death on April 6, 2012 and received monthly management fees of $6,000 until that time.  For the fiscal years ended October 31, 2013 and 2012, we incurred $nil and $30,000, respectively, for Mr. Halterman’s services.

After Mr. Halterman’s passing, Kenneth Cabianca became our president and receives a monthly fee of $5,000, effective as of July 1, 2012, for such services.  We also pay Mr. Cabianca management fees of $8,500 per month for services rendered under a Management Consulting Agreement.  For the fiscal years ended October 31, 2013 and 2012, we paid Mr. Cabianca $162,000 and $122,000 in management fees, respectively.

On August 24, 2012, Georgia Knight was elected to fill the vacancy in our board of directors created by Mr. Halterman’s passing.  Ms. Knight receives $500 per month for her service as a director.  For the fiscal years ended October 31, 2013 and 2012, we paid Ms. Knight $6,000 and $1,000, respectively, for her services.

On July 10, 2013, Christopher Mulgrew was elected to fill the vacancy in our board of directors created by an increase in the number of directors.  Mr. Mulgrew receives $2,500 per month for his service as a director.  For the fiscal year ended October 31, 2013, we paid Mr. Mulgrew $10,000 for his services, which include carrying on the functions of an Audit Committee.

We engaged Kulwant Sandher to serve as our chief financial officer on a part-time basis from November 2009 to July 2013 and pay him CAD$2,500 plus taxes per month.  For the fiscal years ended October 31, 2013 and 2012, we paid Mr. Sandher $66,060 and $78,597, respectively, for his services.

For the fiscal years ended October 31, 2013 and 2012, we incurred $84,000 and $74,000, respectively, for administrative services performed by Downtown Consulting.  Downtown Consulting is an entity owned and controlled by Sarah Cabianca, the daughter of Kenneth Cabianca and one of our shareholders.  We pay Downtown Consulting a monthly fee of $7,000 for its services.  We anticipate that we will be conducting most of our business through agreements with consultants and third parties.  We have not entered into any arrangements or negotiations with any other consultants or third parties and our employees are not covered under a collective bargaining agreement.

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

Current Oklahoma Projects

2008-3 Drilling Program, Oklahoma.  On January 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2008-3 Drilling Program located in Garvin County, South Central Oklahoma.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in three of the prospects and two in the fourth prospect.  Targeted pay zones include the prolivic Bromide Sands, Viola Limestone, Deese Sandstone and Layton Sandstone.  One of the wells has very similar geology and structure to the Bromide sands in the Owl Creek field.

Five wells were drilled during 2009.  Production casing was set on four of the five wells and the fifth well was deemed non-commercial and was plugged and abandoned.   Two of the four completed wells are still producing commercial quantities of oil and gas, with one of the wells still flowing naturally and producing most of the oil.  One development well was drilled in August of 2011 near the highest producing well in the program.  For the year ended October 31, 2013, the three producing wells in this program have produced a total of 384 Bbls of oil and 85 Mcf of natural gas.

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

One of the four wells in this program was completed in late January 2010 as a flowing oil and gas well.  The well was flowing naturally at rates between 400 and 500 Bbls of fluid per day with an oil cut of between 50% and 70% oil.  Natural gas was being produced at a rate of over 400 Mcf per day.  This well only produced for a few days before snow and ice storms forced shutting the well in because the produced oil and water could not be hauled away from the location and the storage tanks for these liquids were full.  The well is now producing oil and gas with the use of a pumping unit.  The second well that also had a flowing drill stem test was completed in late March 2010 and that well is currently producing oil and natural gas with the use of a pumping unit.  Total production from these two producing wells for the year ended October 31, 2013 totaled 613 Bbls of oil and nil Mcf of natural gas.

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

Drilling of the first well started in early February 2010 and reached total depth on February 20, 2010.  The second well drilling started in late February 2010 and reached total depth on April 8, 2010.  Both of the wells intercepted multiple potential productive horizons and production casing was set.  The lowest horizon in the first well flowed oil and gas on a drill stem test.  Weather was initially a problem with heavy rain causing flooding and other delays but both wells have now been completed.  Both wells were treated for a poor cement bond and only one remains in production.  The one well that could not be successfully treated for the poor cement bond was plugged and abandoned.  The other well has been converted to a salt water disposal well.  As of October 31, 2013, there has been no production of hydrocarbons.

2010-1 Program, Oklahoma. On April 23, 2010, we acquired a 5% working interest in Ranken Energy Corporation’s 2010-1 Drilling Program located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands. This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.

As of late October 2010, all four wells of the four-well program had been drilled.  Three of the wells had production casing set and one well was plugged and abandoned.  The three successful wells intercepted multiple pay zones including the prolific lowest zone.  One well had a flowing drill stem test but the other two wells were not drill stem tested.  All three wells show excellent porosity, permeability, and hydrocarbon shows.  All three of the wells were completed in the deepest pay zone.  The third well in this program is currently shut-in.  Total production from these wells for the year ended October 31, 2013 was 1,322 Bbls of oil and 1,030 Mcf of natural gas.

South Wayne Prospect, Oklahoma. On March 14, 2010, we acquired a 5% working interest in Okland Oil’s South Wayne prospect located in McClain County, Oklahoma.  As of October 31, 2010, the well had been drilled and production casing has been set.  The well was perforated in July 2010 and immediately started flowing oil at a rate of 200 Bbls per day.  The flow of oil was slowed and stopped due to a buildup of paraffin.  A pumping unit was placed on the well in late August 2010.  Total production for the McPherson well for the year ended October 31, 2013 was 104 Bbls of oil and 18 Mcf of natural gas.  Additional pay zones are located above the currently producing horizon and it is anticipated that these zones will be perforated in the future adding additional production to the well.

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

All of the project area, which covers approximately 86,350 acres or 135 square miles, has been permitted and shot and data acquired.  All initial or first run processing data has been completed and interpretation of the data and mapping as well as prospect delineation has started.  Title research and leasing on a number of potential prospects has been completed.  A total of 5,148 acres of leases have been acquired.  As a result of seismic evaluation and analysis, eight initial prospects have been identified, with the first well drilled on May 14, 2013.  On May 27, 2013, this well was classified as a dry hold and costs associated therewith have been moved to proved properties.  On August 1, 2013, Karges #1-35 was also classified as a dry hole and the costs of $77,041 associated therewith have been moved to proved properties.  On September 4, 2013, Carol #1-22 was drilled and completed with no economic hydrocarbons present.  The costs associated with this well were moved to the proved property pool.  The total costs of $148,391 associated with these wells were transferred to the proved property pool.

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

Production and Prices

The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for fiscal years ended October 31, 2013, 2012 and 2011.

	For the fiscal year ended October 31, 2013	For the fiscal year ended October 31, 2012	For the fiscal year ended October 31, 2011
Production Data:
Natural gas (Mcf)	1,120	14,017	26,662
Oil (Bbls)	2,450	4,300	11,962
Average Prices:
Natural gas (per Mcf)	$4.37	$4.93	$6.01
Oil (per Bbl)	$96.18	$93.13	$89.81
Production Costs:
Natural gas (per Mcf)	$1.48	$1.31	$1.77
Oil (per Bbl)	$17.72	$17.84	$11.16

Productive Wells

The following table summarizes information at October 31, 2013, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, but specifically exclude wells drilled and cased during the fiscal year that have yet to be tested for completion (e.g., all of the operated wells drilled by the Company during this year have been cased in preparation for completion, but no operations have been initiated that would allow these wells to be productive). Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests in the gross wells.

	Gross			Net
Location	Oil	Gas	Total	Oil	Gas	Total
Oklahoma	12	0	12	0.50	0.00	0.50
California	0	0	0	0.00	0.00	0.00
Total	12	0	12	0.50	0.00	0.50

Unaudited Oil and Gas Reserve Quantities

The following unaudited reserve estimates for Oklahoma, presented as of October 31, 2013, were prepared by Harper and Associates, an independent petroleum engineering firm.

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

Unaudited net quantities of proved developed and undeveloped reserves of crude oil and natural gas (all located within United States) are as follows:

	Crude Oil	Natural Gas
Changes in proved reserves	(Bbls)	(MCF)
Estimated quantity, October 31, 2011	38,799	125,701
Revisions of previous estimate	(17,260)	1,723
Discoveries	-	-
Reserves sold to third parties	(2,909)	(99,737)
Production	(4,300)	(14,017)
Estimated quantity, October 31, 2012	14,330	13,670
Reserves sold to third parties	-	-
Revisions of previous estimate	(1,061)	(3,220)
Discoveries	-	-
Production	(2,449)	(1,120)
Estimated quantity, October 31, 2013	10,820	9,330

The revisions in the Company’s estimates of proved oil and gas reserves are due to the fact that there was more substantive data, such as a longer history of production, available to its engineers which allowed them to better quantify the reserve estimates.

Proved Reserves at year end	Developed	Undeveloped	Total
Crude Oil (Bbls)
October 31, 2013	9,620	1,200	10,820
October 31, 2012	12,880	1,450	14,330
October 31, 2011	36,969	1,830	38,799
Gas (MCF)
October 31, 2013	7,330	2,000	9,330
October 31, 2012	12,570	1,100	13,670
October 31, 2011	124,501	1,200	125,701

Internal Controls Over Preparation of Proved Reserve Estimates

Our policies regarding internal controls over reserve estimates requires reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by one or more independent third party reserve engineering firms under the supervision of our management. Our management provides to our third party reserve engineers, reserve estimate preparation material such as property interests, production, current costs of operation and development, current prices for production, geoscience and engineering data, and other relevant information.  During the fiscal year ended October 31, 2013, we retained Harper & Associates, Inc. as independent third-party reserve engineers, to prepare our estimates of proved reserves.  For more information about the evaluations performed by Harper & Associates, Inc., see a copy of its report filed as an exhibit to this Form 10-K.

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

Oil and Gas Acreage

The following table sets forth the undeveloped and developed acreage, by area, held by us as of October 31, 2013.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.  Developed acres are acres, which are spaced or assignable to productive wells.  Gross acres are the total number of acres in which we have a working interest.  Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties.  The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.  Leasing efforts were minimal during the fiscal year ended October 31, 2013 in anticipation of the drilling program that has been started.  Large leasing efforts will not begin in the near future until the drilling program on the Washita Bend project has been completed.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net
Oklahoma	5,573.6	392.6	640.0	96.0
California	nil	nil	0.0	0.0
Total	5,573.6	392.6	640.0	96.0

Drilling Activity

The following table sets forth our drilling activity during the years ended October 31, 2013, 2012 and 2011.  The Company drilled 3 new wells in Washita Bend project during the fiscal year ended October 31, 2013.

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Productive	0	0	0	0	1.05
Dry	3	0.15	0	0	0.05
Development wells:
Productive	0	0	0	0	1.2
Dry	0	0	0	0	0	0

Total wells	3	0.15	0	0	2.3

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

Under the General Mining Law of 1872, which governs our mining claims and leases, we, as the holder of the claim, have the right to develop the minerals located in the land identified in the claim.  We must pay an annual maintenance fee of $125 per claim to hold the claim.  Claims can be held indefinitely with or without mineral production, subject to challenge if not developed.  Using land under an unpatented mining claim for anything but mineral and associated purposes violates the General Mining Law of 1872.  The claims on this project were allowed to lapse subsequent to October 31, 2013.

Office Space

Our offices are located temporarily in care of our counsel, Dill Dill Carr Stonbraker & Hutchings, P.C., 455 Sherman Street, Suite 300, Denver, Colorado 80203.

ITEM 3.        LEGAL PROCEEDINGS.

Hamm Litigation

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include a claim that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  We and the Defendants believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  During the years ended October 31, 2013 and 2012, we recognized $12,391 and $51,276 in revenue from the Joe Murray Farms well, respectively, and as of October 31, 2013, a total of $182,962 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

Beckett Complaint

In April 2013, Jeffrey R. Beckett, a shareholder of the Company, filed a lawsuit in the District Court of Washoe County, Nevada, against the Company, its directors, Kenneth A. Cabianca and Georgia Knight, and a principal of one of the Company’s consultants, Sarah Cabianca, generally alleging mismanagement of the Company’s affairs by the directors to the detriment of the Company and its shareholders.  The lawsuit seeks the issuance of an injunction, the appointment of a receiver and unspecified damages.  In June 2013, Mr. Beckett filed a similar complaint against the same defendants in the United States District Court for the District of Nevada.  The Company believes this lawsuit has been improperly brought and lacks merit.  The Company is vigorously defending the lawsuit.

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
	Bid Prices
2012 Fiscal Year	High	Low
Quarter ending 01/31/12	$0.18	$0.101
Quarter ending 04/30/12	$0.169	$0.0815
Quarter ending 07/31/12	$0.145	$0.07
Quarter ending 10/31/12	$0.1	$0.055

2013 Fiscal Year
Quarter ending 01/31/13	$0.08	$0.035
Quarter ending 04/30/13	$0.0945	$0.0415
Quarter ending 07/31/13	$0.06	$0.0441
Quarter ending 10/31/13	$0.05	$0.0126

As of January 27, 2014, there were 28 record holders of our common stock, and one record holder of our Series A preferred stock.  The closing bid price of our common stock on January 24, 2014 was $0.022.

Since our inception, no cash dividends have been declared on our common stock.

ITEM 6.              SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims.  Based on the geological report and recommendation prepared by Leroy Halterman, who was our geological consultant at that time, we completed geological mapping, sampling and assaying in connection with the first phase of a staged exploration program during the fiscal year ended October 31, 2004.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the fiscal years ended October 31, 2013 or 2012.  Subsequent to October 31, 2013, the Antelope Pass Project was allowed to lapse.

Our present plan of operation is to continue our exploration and production activities on our oil and gas properties.  We anticipate that we will incur the following expenses over the next twelve months in connection with our oil and gas properties:

▪
$200,000 to $300,000 in connection with our oil and gas properties to include seismic acquisitions, lease and associated broker costs, drilling, completing and equipping new wells and for costs associated with production; and

▪	$572,000 for operating expenses, including professional, legal, investor relations and accounting expenses associated with our being a reporting issuer under the Securities Exchange Act of 1934.

Accordingly, we anticipate spending approximately $772,000 to $872,000 over the next twelve months in pursuing our stated plan of operations, which will be funded by debt or equity raises dependent upon market conditions.

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

Asset Retirement Obligations. We follow FASB ASC 410-20 “Accounting for Asset Retirement Obligations,” which  addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FASB ASC 410-20 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of October 31, 2013 and 2012, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with FASB ASC 410-20.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective wells. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The information below reflects the change in the asset retirement obligations during the years ended October 31, 2013 and 2012:
	October 31,	October 31,
	2013	2012
Balance, beginning of year	$27,554	$26,335
Liabilities assumed	-	-
Revisions	774	(1,941)
Accretion expense	3,308	3,160
Balance, end of year	$31,636	$27,554

The reclamation obligation relates to the Ard #1-36, Bagwell #1-20, Bagwell #2-20, Jackson #1-18, Miss Gracie#1-18, Joe Murray Farm, Dennis #2-8, Gehrke #1-24, Jack #1-13 and Miss Jenny #1-8 wells at the Oklahoma Properties and McPherson #1-1 well at South Wayne Prospect.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes to the applicable laws and regulations.  Such changes will be recorded in our accounts as they occur.

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

Results of Operations

We realized revenues of $235,170 from natural gas and oil sales during the fiscal year ended October 31, 2013, compared with $469,107 during the fiscal year ended October 31, 2012, a decrease of $233,937 due primarily to a decrease in the number of producing wells.  In the fiscal year ended October 31, 2013, we sold 1,120 Mcf of natural gas and 2,449 Bbls of oil and in 2012, we sold 14,017 Mcf of natural gas and 4,300 Bbls of oil.  Our natural gas volume decreased by 92%, and our oil volume decreased by 43%.  The average price received for our natural gas sales in 2013 was $4.37 per Mcf, versus $4.93 per Mcf in 2012, representing a decrease of $0.56 or 11%.  The average price received for our crude oil sales in 2013 was $96.18 per Bbl, versus $93.13 per Bbl in 2012, representing an increase of $3.05 or 3%.  The decrease in production was due primarily to a decrease in the number of producing wells caused by the sale of our Three Sands property and the natural decline in reserves.

For the fiscal year ended October 31, 2013, we incurred a net loss of $1,025,700, compared with a net loss of $764,988 for the fiscal year ended October 31, 2012 (an increase in net loss of $260,712).

We incurred direct costs of $1,261,626 for the fiscal year ended October 31, 2013, compared with $1,254,308 for the fiscal year ended October 31, 2012, a small increase of $7,318.

Our production costs decreased from $101,690 for the fiscal year ended October 31, 2012 to $39,129 for the fiscal year ended October 31, 2013, a decrease of $62,561.  Our production costs decreased as a result of a decrease in the number of producing wells and a decrease in our oil and gas production.  Production costs also decreased as a percentage of sales from 22% to 17%.

Our depletion and accretion costs increased from $145,835 during the fiscal year ended October 31, 2012 to $154,914 for the fiscal year ended October 31, 2013, an increase of $9,079.  Depletion is calculated based on production rates produced during the year.

Our general and administrative costs increased by $47,182, from $595,386 in 2012 to $642,568 in 2013.  The increase in general and administrative costs was due largely to an increase in legal expenses of $90,907 resulting from the costs of defending the Beckett Complaint, offset by a decrease of $51,869 in investor relations expenses.

During the fiscal year ended October 31, 2013, write down of natural gas and oil properties was $425,015, compared to $314,906 for the fiscal year ended October 31, 2012.  This was due to the disposal of the Company’s wells in Oklahoma and the increasing decline in the life of the remaining wells.

We had an unrealized loss on held for sale marketable security of $52,000 for the fiscal year ended October 31, 2013 as compared to an unrealized loss on held for sale marketable security of $112,000 for the fiscal year ended October 31, 2012.  The value of our shares in Lexaria Corp. at October 31, 2013 was $0.055 per share, as compared to $0.12 per share as at October 31, 2012, giving rise to the unrealized loss.

Liquidity and Capital Resources

As of October 31, 2013, we had cash and short term investments of $260,812 and working capital of $319,178, compared to cash and short term investments of $940,512 and working capital of $1,113,259 as of October 31, 2012.    The decrease in working capital was caused by a net cash used in operations of $383,390 and payments on drilling activities of $293,988.

During the fiscal year ended October 31, 2013, net cash used in operating activities was $383,390, compared to net cash of $127,972 used in operating activities for the fiscal year ended October 31, 2012. This increase in cash used was primarily due to the increased net loss for fiscal 2013.

Net cash used in investing activities during the fiscal year ended October 31, 2013 was $96,310, compared with $267,437 provided during the fiscal year ended October 31, 2012.  We used $293,988 in cash for our oil and gas interests compared to $283,587 during the previous year.  We received $552,144 from the sale of our Mississippi assets and Three Sands Project during the 2012 fiscal year.

No cash was provided by or used in financing activities during the fiscal years ended October 31, 2013 and 2012.

We sold all our working interest in the Miss Jenny #1-8 well from the 2010-1 drilling program on January 1, 2014 for $275,147, less commissions, as part of the sale of 100% of the well by the operator.

Going Concern

As shown in the accompanying consolidated financial statements, we have incurred a net loss of $1,203,751 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of our properties and, if successful, to commence the sale of our projects under development.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

See footnote #1 to the financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 31, 2013.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Brinx Resources Ltd.

We have audited the accompanying balance sheets of Brinx Resources Ltd. as of October 31, 2013 and 2012 and the related statements of comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended October 31, 2013. Brinx Resources Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brinx Resources Ltd. as of October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Brinx Resources Ltd. will continue as a going concern.  As discussed in Note 1 of the accompanying financial statements the Company has incurred recurring losses from operations and will need to raise additional capital to meet its business objectives.  These factors raise substantial doubt about its ability to continue as a going concern.  Management's plans to continue as a going concern are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Excelsis Accounting Group

Excelsis Accounting Group
Reno, NV
January 29, 2014

1495 Ridgeview Drive, Ste. 200, Reno, Nevada 89519
Tel: 775.332.4200 * Fax: 775.332.4210
www.excelsisaccounting.com

BRINX RESOURCES LTD.
BALANCE SHEETS

	OCTOBER 31,	OCTOBER 31,
	2013	2012

ASSETS

Current assets
Cash and cash equivalents	$60,812	$540,512
Investment - Certificate of deposit	200,000	400,000
Marketable securities	44,000	96,000
Accounts receivable	35,760	38,485
Prepaid expenses and deposit	41,871	44,594

Total current assets	382,443	1,119,591

Undeveloped mineral interests, at cost	3,101	3,101

Oil and gas interests, full cost method of accounting,
net of accumulated depletion	1,169,052	1,450,330

Property, plant and equipment(net)	1,741	-

Total assets	$1,556,337	$2,573,022

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$63,265	$6,332

Total current liabilities	63,265	6,332

Asset retirement obligations	31,636	27,554

Total liabilities	94,901	33,886

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock - $0.001 par value; authorized - 25,000,000 shares
Series A Preferred stock - $0.001 par value; authorized - 1,000,000 shares
Issued and outstanding - 500,001 shares	500	500

Common stock - $0.001 par value; authorized - 100,000,000 shares
Issued and outstanding - 24,629,832 shares	24,630	24,630

Capital in excess of par value	2,868,057	2,868,057

Accumulative other comprehensive loss	(228,000)	(176,000)

Retained earnings	(1,203,751)	(178,051)

Total stockholders' equity	1,461,436	2,539,136

Total liabilities and stockholders' equity	$1,556,337	$2,573,022

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF COMPREHENSIVE (LOSS)

	YEAR ENDED
	OCTOBER 31,
	2013	2012

REVENUES
Natural gas and oil sales	$235,170	$469,107

DIRECT COSTS
Production costs	39,129	101,690
Depreciation, depletion and accretion	154,914	145,835
General and administrative	642,568	595,386
Loss on sale of natural gas and oil properties	-	96,491
Writedown of natural gas and oil properties	425,015	314,906

Total Expenses	(1,261,626)	(1,254,308)

OPERATING (LOSS)	(1,026,456)	(785,201)

OTHER INCOME
Interest income	756	213
Other Income	-	20,000

NET(LOSS)	(1,025,700)	(764,988)

OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Unrealized (loss) on held for sale marketable security	(52,000)	(112,000)

COMPREHENSIVE (LOSS) FOR THE YEARS	$(1,077,700)	$(876,988)

Net Income/(Loss) Per Common Share

- Basic	$(0.04)	$(0.03)
- Diluted	$(0.04)	$(0.03)

Weighted average number of common shares outstanding

- Basic	24,629,832	24,629,832
- Diluted	24,629,832	24,629,832

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENT OF STOCKHOLDERS' EQUITY

	PREFERRED STOCK		COMMON STOCK
							Accumulative
					Capital in		Other	Total
	Number		Number		Excess of	Retained	Comprehensive	Stockholders'
	of Shares	Amount	of Shares	Amount	Par Value	Earnings	(Loss)	Equity

BALANCES, OCTOBER 31, 2011	-	$-	24,629,832	$24,630	$2,868,057	$586,937	$(64,000)	$3,415,624

Comprehensive income / (loss)
Shares issued to a director	500,001	500	-	-	-	-	-	500
Unrealized (loss) on held for sale marketable security	-	-	-	-	-	-	(112,000)	(112,000)
Net (loss)	-	-	-	-	-	(764,988)	-	(764,988)
Comprehensive (loss)

BALANCES, OCTOBER 31, 2012	500,001	$500	24,629,832	$24,630	$2,868,057	$(178,051)	$(176,000)	$2,539,136

Comprehensive income / (loss)
Unrealized (loss) on held for sale marketable security	-	-	-	-	-	-	(52,000)	(52,000)
Net (loss)	-	-	-	-	-	(1,025,700)	-	(1,025,700)
Comprehensive (loss)

BALANCES, OCTOBER 31, 2013	500,001	$500	24,629,832	$24,630	$2,868,057	$(1,203,751)	$(228,000)	$1,461,436

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF CASH FLOWS

	YEAR ENDED
	OCTOBER 31,
	2013	2012

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net (loss)	$(1,025,700)	$(764,988)

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and accretion	154,914	145,835
Loss on sale of natural gas and oil properties	-	96,491
Writedown of natural gas and oil properties	425,015	314,906
Changes in working capital:
Decrease in accounts receivable	2,725	91,763
Decrease / (Increase) in prepaid expenses and deposit	2,723	(7,340)
Increase / (Decrease) in accounts payable and accrued liabilities	56,933	(4,639)

Net cash (used in) operating activities	(383,390)	(127,972)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Purchase of equipment	(2,322)	-
Redemption of Certificate of deposit	200,000	-
Sale proceeds of natural gas and oil working interests	-	552,144
Payments on mineral interest	-	(1,120)
Payments on oil and gas interests	(293,988)	(283,587)

Net cash provided by / (used in) investing activities	(96,310)	267,437

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash provided by /(used in) financing activities	-	-

Net increase / (decrease) in cash	(479,700)	139,465

Cash and cash equivalents, beginning of years	540,512	401,047

Cash and cash equivalents, end of years	$60,812	$540,512

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Assets retirement costs incurred	$(3,308)	$(3,160)

Issuance of preferred shares to a director	$-	$500

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Brinx Resources Ltd. (the “Company”) was incorporated under the laws of the State of Nevada on December 23, 1998, and issued its initial common stock in February 2001.  The Company holds undeveloped mineral interest in New Mexico and oil and gas interests in Oklahoma and California.  In 2006, the Company commenced oil and gas production and started earning revenues.

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

REVENUE RECOGNITION

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At October 31, 2013 and 2012, the Company had no overproduced imbalances.

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

ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20 "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

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

INCOME / (LOSS) PER SHARE

Basic income/(loss) per share is computed based on the weighted average number of common shares outstanding during each year.  The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have the dilutive effect on income/(loss) per share.  The dilutive effect of outstanding options was nil as of October 31, 2013 and 2012.

The table below presents the computation of basic and diluted earnings per share for the years ended October 31, 2013 and 2012:

	October 31, 2013	October 31, 2012
Basic earnings per share computation:
(Loss) from continuing operations	$(1,025,700)	$(764,988)
Basic shares outstanding	24,629,832	24,629,832
Basic earnings per share	$(0.04)	$(0.03)

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

RECENT ACCOUNTING PRONOUNCEMENTS

On February 5, 2013, the FASB issued ASU 2013-02, which requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income (AOCI): (1) changes in AOCI balances by component, (2) significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements. For public entities, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company does not expect this ASU to have a material impact on the financial statements.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,203,751 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	MARKETABLE SECURITIES

In August 2011, the Company received 800,000 common shares in Lexaria Corp. on the sale of its oil and natural gas interests in Mississippi, with a value of $0.34 per share.  The value of the shares at October 31, 2013 was $0.055 per share, as compared to $0.12 per share as at October 31, 2012, giving rise to an unrealized loss of $52,000 for the year ended October 31, 2013 (2012 – unrealized loss of $112,000).  The Company evaluated the prospects of Lexaria in relation to the severity and duration of the impairment.  Based on the evaluation and the Company’s ability and intent to hold the shares for a reasonable period of time sufficient for a recovery, the Company does not consider the shares to be other-than-temporarily impaired at October 31, 2013.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

3.	ACCOUNTS RECEIVABLE

Accounts receivable consists of revenues receivable, interest receivable and other receivable.  The revenue receivable are from the operators of the oil and gas projects for the sale of oil and gas by the operators on the Company’s behalf and are carried at net receivable amounts less an estimate for doubtful accounts.  Management considers all accounts receivable to be fully collectible at October 31, 2013 and October 31, 2012.  Accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

	October 31, 2013	October 31, 2012
Accounts receivable	$35,760	$38,485
Less: allowance for doubtful account	-	-
	$35,760	$38,485

4.	OIL AND GAS INTERESTS

The Company holds the following oil and natural gas interests:

	October 31, 2013	October 31, 2012
2008-3 Drilling Program, Oklahoma	$309,152	$309,152
2009-2 Drilling Program, Oklahoma	114,420	114,420
2009-3 Drilling Program, Oklahoma	349,320	337,749
2009-4 Drilling Program, Oklahoma	190,182	190,182
2010-1 Drilling Program, Oklahoma	270,665	254,817
Washita Bend 3D, Oklahoma	793,551	537,361
Double T Ranch #1 SWDW, Oklahoma	50,812	43,078
Kings City Prospect, California	406,766	404,121
South Wayne Prospect, Oklahoma	61,085	61,085
PP F-12-2, PP F-12-3, PP F-12-4 and PP F-52, Mississippi	(222,123)	(222,123)
Three Sands Project, Oklahoma	555,715	555,715
Asset retirement cost	3,367	2,593
Less: Accumulated depletion and impairment	(1,713,860)	(1,137,820)
	$1,169,052	$1,450,330

2008-3 Drilling Program, Oklahoma

On January 12, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation’s 2008-3 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The Before Casing Point Interest (“BCP”) is 6.25% and the After Casing Point Interest (“ACP”) is 5.00%.  At October 31, 2013, the total cost of the 2008-3 Drilling Program was $309,152.  The interests are located in Garvin County, Oklahoma.

2009-2 Drilling Program, Oklahoma

On June 19, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation’s 2009-2 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  At October 31, 2013, the total cost of the 2009-2 Drilling Program was $114,420.  The interests are located in Garvin County, Oklahoma.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

4.            OIL AND GAS INTERESTS (continued)

2009-3 Drilling Program, Oklahoma

On August 12, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-3 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP is 5.00%.  At October 31, 2013, the total cost of the 2009-3 Drilling Program was $349,320.  The interests are located in Garvin County, Oklahoma.

2009-4 Drilling Program, Oklahoma

On December 19, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-4 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  At October 31, 2013, the total cost of the 2009-4 Drilling Program was $190,182.  The interests are located in Garvin County, Oklahoma.

2010-1 Drilling Program, Oklahoma

On April 23, 2010, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2010-1 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  At October 31, 2013, the total cost of the 2010-1 Drilling Program was $270,665.  The interests are located in Garvin County, Oklahoma.

Washita Bend 3D Exploration Project, Oklahoma

On March 1, 2010, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s Washita Bend 3D Exploration Project.  The BCP Interest is 5.625% and the ACP Interest is 5.00% on the first eight wells and then 5% before and after casing point on succeeding wells.  At October 31, 2013, the total costs including seismic costs, was $793,551.

As a result of seismic evaluation and analysis, eight initial prospects at the Washita Bend Project have been identified.  Lucretia #1-14 was the first well drilled on May 14, 2013.  This well was classified as a dry hole on May 27, 2013.  On August 1, 2013, Karges #1-35 was also classified as a dry hole. On September 4, 2013, Carol #1-22 was plugged and abandoned.  The costs of $148,391 associated therewith have been moved to proved properties.

Double T Ranch#1 SWDW, Oklahoma

On July 17, 2012, the Company acquired a 3.00% working interest in the drilling, completion and operations of the Double T Ranch#1 SWDW located in Garvin County from Ranken Energy Corporation.  At October 31, 2013, the cost of the Double T Ranch#1 SWDW was $50,812.

Kings City Prospect, California

A Farmout agreement was made effective on May 25, 2009 between the Company and Sunset Exploration, Inc., to explore for oil and natural gas on 10,000 acres located in west central California.  The Company paid $100,000 (50% pro rata share of $200,000)  to earn a 20% working interest in project by funding a maximum of 50% of a $200,000 geophysical survey composed of gravity and seismic surveys and carry Sunset exploration for 33.33% dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres will be proportionate to each party’s working interest.  The total cost of the King City prospect as at October 31, 2013 was $406,766.  On April 15, 2013, the Company elected to plug and abandon this well.  All costs associated with this well have been moved to the proved property pool for depletion.

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

South Wayne Prospect, Oklahoma

On March 14, 2010, the Company acquired a 5.00% working interest in McPherson#1-1 well for a payment for leasehold, prospect and geophysical fees of $5,000, and dry hole costs of $32,370.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The interests are located in McClain County, Oklahoma.  The total cost of the South Wayne prospect as at October 31, 2013 was $61,085.

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is an impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There was impairment cost of $425,015 and $314,906 for the years ended October 31, 2013 and 2012, respectively.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves.  Depletion expense recognized was $151,026 and $142,675 for the year ended October 31, 2013 and 2012, respectively.

Capitalized Costs

	October 31, 2013	October 31, 2012
Proved properties	$2,186,940	$1,603,590
Unproved properties	695,972	984,560
Total Proved and Unproved properties	2,882,912	2,588,150
Accumulated depletion expense	(885,724)	(734,698)
Impairment	(828,136)	(403,122)
Net capitalized cost	$1,169,052	$1,450,330

Results of Operations

Results of operations for oil and gas producing activities during the years ended are as follows:
	October 31, 2013	October 31, 2012
Revenues	$235,170	$469,107
Production costs	(39,129)	(101,690)
Depletion and accretion	(154,914)	(145,835)
Results of operations (excluding corporate overhead)	$41,127	$221,582

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

5.           ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20 “Accounting for Asset Retirement Obligations”  which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This policy requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of October 31, 2013 and October 31, 2012, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with “Accounting for Asset Retirement Obligations”.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The Company amortizes the amount added to oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the years ended October 31, 2013 and 2012:
	October 31, 2013	October 31, 2012
Balance, beginning of years	$27,554	$26,335
Liabilities assumed	-	-
Revisions	774	(1,941)
Accretion expense	3,308	3,160
Balance, end of years	$31,636	$27,554

The reclamation obligation relates to the Ard#1-36, Bagwell#1-20, Bagwell#2-20, Jackson#1-18, Miss Gracie#1-18, Joe Murray Farm, Gehrke#1-24 Jack#1-13 and Miss Jenny#1-8 wells at Oklahoma Properties, and McPherson#1-1 well at South Wayne Prospect.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes in applicable laws and regulations.  Such changes will be recorded in the accounts of the Company as they occur.

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

7.	RELATED PARTY TRANSACTIONS

During the years ended October 31, 2013 and 2012, the Company entered into the following transactions with related parties:

a)	The Company paid $84,000 (2012 - $74,000) to a related entity, for administration services.

b)	The Company paid $162,000 (2012 - $122,000) in management fees to the director and President of the Company.

c)	The Company paid $66,060 (2012 - $78,597) in consulting and accounting fees to the former Chief Financial Officer of the Company.

d)	The Company paid $16,000 (2012 - $1,000) in consulting fees to the directors of the Company.

8.            INCOME TAXES

Income tax expense (benefit) for the years ended October 31, 2013 and 2012, respectively, consists of the following:

	October 31	October 31
	2013	2012
Current taxes	$-	$-
Deferred taxes	-	-
Net income tax provision (benefit)	$-	$-

The effective income tax rate for years ended October 31, 2013 and 2012, respectively, are:

	October 31	October 31
	2013	2012
Federal statutory income tax rate	35.00%	35.00%

Net effective income tax (benefit) rate	35.00%	35.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are provided below:

	October 31	October 31
	2013	2012
Deferred tax assets:
Federal and state net operating loss carryovers	$1,373,903	$1,065,303
Asset retirement liability	11,073	9,644
Write-down of oil and gas properties	148,755	-
Book depletion in excess of tax depreciation	(64,572)	(589,608)
Deferred tax asset	$1,469,159	$485,339

Valuation Allowance	(1,469,159)	(485,339)
Deferred tax liability	$-	$-

The Company has $3,925,437 of net operating loss carry forward as of October 31, 2013, which will expire on October 31, 2030.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

8.	INCOME TAXES (continued)

The Company believes that all of its positions taken in tax filings are more likely than not to be sustained upon examination by tax authorities for the years ending 2010, 2011, and 2012. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of comprehensive income in the provision for income taxes.  As of October 31, 2013 and 2012, the Company had not incurred interest or penalties related to uncertain tax positions.

9.            UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of October 31, 2013 and 2012 were prepared by independent petroleum engineers.  There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.  In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history.  Accordingly, these estimates are expected to change as future information becomes available.

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

Unaudited net quantities of proved developed reserves of crude oil and natural gas (all located within United States) are as follows:

Changes in proved reserves	(Bbls)	(MCF)
Estimated quantity, October 31, 2011	38,799	125,701
Revisions of previous estimate	(17,260)	1,723
Discoveries	-	-
Reserves sold to third parties	(2,909)	(99,737)
Production	(4,300)	(14,017)
Estimated quantity, October 31, 2012	14,330	13,670
Reserves sold to third parties	-	-
Revisions of previous estimate	(1,061)	(3,220)
Discoveries	-	-
Production	(2,449)	(1,120)
Estimated quantity, October 31, 2013	10,820	9,330

The revisions in the Company’s estimates of proved oil and gas reserves are due to the fact that there was more substantive data, such as a longer history of production, available to its engineers which allowed them to better quantify the reserve estimates.

Proved Reserves at year end	Developed	Undeveloped	Total
Crude Oil (Bbls)
October 31, 2013	9,620	1,200	10,820
October 31, 2012	12,880	1,430	14,330
Gas (MCF)
October 31, 2013	7,330	2,000	9,330
October 31, 2012	12,570	1,100	13,670

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

	October 31, 2013	October 31, 2012
Future Cash inflows	$1,050,820	$1,396,960
Future production costs	(349,510)	(521,440)
Future development costs	(57,500)	(61,250)
Future income tax expense	-	-
Future cash flows	643,810	814,270
10% annual discount for estimated timing of cash flows	(170,730)	(359,860)
Standardized measure of discounted future net cash	$473,080	$454,410

UNAUDITED STANDARIZED MEASURE

The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows.

Standardized measure of discounted cash flows:	October 31, 2013	October 31, 2012
Beginning of year	$454,410	$2,033,659
Sales and transfers of oil and gas produced, net production costs	(196,041)	(367,417)
Net changes in prices and production costs and other	(99,340)	(89,162)
Net sale of reserves in place	-	(471,660)
Changes in future development costs	(3,750)	-
Revisions of previous estimates	(32,430)	(1,618,488)
Other	161,101	263,641
Net change in income taxes	-	-
Accretion discount	189,130	703,837
Total change in the standardized measure during the year	18,670	(1,579,249)
Standardize measure, end of year	$473,080	$454,410

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

10.         MAJOR CUSTOMERS

The Company collected $235,170 (2012: $382,540) or 95% (2012: 81%) of its revenues from one of its operators during the year ended October 31, 2013. As of October 31, 2013, $32,593 (2012: $34,095) was due from this operator.

11.         CONTINGENCIES

Hamm Litigation

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  The Company was not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which the Company purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues the Company is entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that the Company will be able to recover these proceeds.  The Company recognized $12,391 in revenue during the year ended October 31, 2013, and $51,276 in revenue during the year ended October 31, 2012. As at October 31, 2013, revenue from the Joe Murray Farms totaling $182,962 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

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

12.           SUBSEQUENT EVENT

The Company sold all of its working interest in Miss Jenny#1-8 from the 2010-1 drilling program on January 1, 2014 for $275,147 less sales commission as part of the sale of 100% of the well by its operator.

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

Rule 15d-15 under the Exchange Act requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013, being the date of our most recently completed fiscal year end.  This evaluation was conducted under the supervision and with the participation of our sole officer, Kenneth Cabianca.  Based on this evaluation, Mr. Cabianca concluded that the design and operation of our disclosure controls and procedures were not effective because of the following material weaknesses that existed at October 31, 2013:

•
We relied on external consultants for the preparation of our financial statements and reports.  As a result, it was possible that our officer was not able to identify errors and irregularities in the financial statements and reports.

•	Our sole officer is also a director. While we have a limited independent governing board consisting of two members, there was an inherent lack of segregation of duties.

•	We relied on an external consultant for administration functions, some of which do not have standard procedures in place for formal review by our officers.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of October 31, 2013.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment using those criteria, management believes that, as of October 31, 2013, our internal controls are not effective as there is a reasonable possibility that a material misstatement of the Company’s financial statements may not be prevented or detected on a timely basis.  This is due to the size of the Company and the fact that we have only one financial expert on our board of directors and no audit committee, even though the one financial expert board member carries out the functions of an Audit Committee. Management believes that the material weakness set forth above does not have an effect on our financial statements.

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.           OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our executive officers and directors follows:

Name	Age	Position and Term of Office
Kenneth A. Cabianca	73	President, Acting Chief Financial Officer, Secretary and Director
Georgia Knight	50	Director
Christopher Mulgrew	41	Director

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

Set forth below is a brief description of the recent employment and business experience of our directors and executive officers:

Kenneth A. Cabianca was our sole officer and director from our inception in December 1998 until August 9, 2005.  On August 9, 2005, Mr. Cabianca resigned as our president but he remained a director.  Mr. Cabianca was appointed our president effective immediately after Mr. Halterman’s death.  Mr. Cabianca has been serving as the Acting Chief Financial Officer since the resignation of Kulwant Sandher on July 3, 2013.  Since 1983, Mr. Cabianca has been an independent businessman and a management consultant of various companies.  Many of his activities have been conducted through his company, Wellington Financial Corporation.  His experience includes raising venture capital, general management, and public relations.  From August 1991 to September 1999, Mr. Cabianca was a director and president of Primo Resources International Inc., a mining company whose stock trades on the CDNX.  While he served as president Primo Resources engaged in joint ventures projects with Mitsubishi Corp., Mitsubishi Materials Corp., and Golden Peaks Resources Ltd.  He served as a director of Primo Resources International again from October 2001 to November 2002.  Mr. Cabianca received a D.D.S. degree and practiced dentistry in Vancouver, British Columbia from 1965 to 1986.  He also received a Bachelor of Science degree from Creighton University in 1965.  During the past five years, Mr. Cabianca has not served as an officer or director of any company, other than as described in this paragraph.

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

Christopher Mulgrew was elected as a director on July 10, 2013.  Since March 2011, Mr. Mulgrew has been the managing partner of Gallant Ridge Capital, LLC, a business consulting and investor relations firm based in Houston, Texas, which specializes in working with companies whose market cap is less than $100 million.  His previous experience includes serving from March 2010 to March 2011 as global controller at Kenda Capital, the fund manager of the $1.4 billion Shell Technology Ventures Fund.  He has also served as the chief financial officer of companies in the brewing, alternative energy and emergency medicine industries.  Mr. Mulgrew holds a Bachelor’s degree in Business Administration (BBA) from Simon Fraser University and a Master’s degree of Business Administration (MBA) from the Jesse H. Jones Graduate School of Business at Rice University. He also holds both the Chartered Accountant (CA) and Certified Public Accountant (CPA) designations and has completed the Master class in Private Equity program at the London Business School.

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

Audit Committee

We do not have an Audit Committee at this time.  Christopher Mulgrew, an independent director, carries out the functions of an Audit Committee.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table sets forth information about the remuneration of our principal executive officer for services rendered for each of the last two fiscal years ended October 31, 2013 and 2012.  We do not have any other executive officers with total compensation of $100,000 or more.  Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation	Total ($)
Leroy Halterman President and Secretary	2013 2012	-0- 30,000	-0- -0-	-0- -0-	-0- 30,000
Kenneth Cabianca (1) President	2013 2012	60,000 20,000	-0- 500(2)	102,000(3) 102,000(3)	162,000 122,500
________________
(1)	Kenneth Cabianca was appointed to serve as President after Mr. Halterman’s death in April 2012.
(2)	The fair value of the stock grant to Mr. Cabianca was estimated as of the date of grant using the par value of such stock.
(3)	Kenneth Cabianca received such amounts as compensation for services as a director and pursuant to the Management Consulting Agreement.

We entered into a Management Consulting Agreement with Mr. Cabianca, effective February 10, 2012, pursuant to which Mr. Cabianca agreed to provide management consulting services to the Company for consideration of 500,001 shares of Series A preferred stock and initially $90,000 per year.  On April 23, 2013, the Agreement was amended to increase Mr. Cabianca’s cash compensation to $102,000 per year.  The term of the Management Consulting Agreement is five years with automatic one-year renewal terms, unless earlier terminated pursuant to the agreement.  As a result of this Management Consulting Agreement, Mr. Cabianca owns 100% of the issued and outstanding Series A preferred stock, entitling him to elect the Series A director.  Pursuant to the Amended and Restated Bylaws of the Company, as amended February 9, 2012, the affirmative vote of the Series A director is required for certain actions by the Company that could affect the Series A Preferred stockholders or the Company, pay any dividend or other distribution with limited exceptions, or enter into certain other transactions, all as set forth therein.  On March 14, 2012, Kenneth Cabianca was elected the Series A director.

During the last two fiscal years ended October 31, 2013 and 2012, other than as set forth above, there were no grants of stock options, stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers.  We have no employment agreements with our executive officers.

We pay Georgia Knight $500 per monthly for services as a director.  We pay Christopher Mulgrew $2,500 per month for his services as a director, which includes carrying out the functions that would be performed by an Audit Committee.  We do not pay compensation to our directors for attendance at meetings.  We reimburse our directors for reasonable expenses incurred during the course of their performance.

The following table sets forth compensation of our directors for the last completed fiscal year ended October 31, 2013.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Georgia Knight	6,000	-0-	-0-	-0-	6,000
Christopher Mulgrew	10,000	-0-	-0-	-0-	10,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information as to the officers, directors and more than 5% shareholders.  As of January 27, 2014, we had 24,629,832 shares common stock outstanding and 500,001 shares of preferred stock outstanding.

Name and Address of Beneficial Owner (1)	PREFERRED (2)		COMMON		TOTAL
	Amount and Nature of Beneficial Ownership	Percent of Class (3)	Amount and Nature of Beneficial Ownership	Percent of Class (3)	Amount and Nature of Beneficial Ownership	Percent of Total (3)
Kenneth A. Cabianca (4) 4519 Woodgreen Drive West Vancouver, B.C. V7S 2T8 Canada	500,001 (5)	100%	2,554,702 (6)	10.4%	3,054,703 (6)	12.2%
Georgia Knight	0	--	0	--	0	--
Christopher Mulgrew	0	--	0	--	0	--
All officers and directors as a group (3 persons)	500,001	100%	2,554,702	10.4%	3,054,703	12.2%
Barry T. Brooks (7) 3843 Jamestown Road Springfield, OH 45502	0	--	1,876,157	7.6%	1,876,157	7.5%
Jeff Beckett (8) 3800 North Woodward Ave, Suite 300 Birmingham, MI 48009	0	--	2,826,335	11.5%	2,826,335	11.2%
______________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)	Holders of preferred stock and holders of common stock vote together as a single class, except for matters specifically reserved for voting by the holders of preferred stock.
(3)	This table is based on 24,629,832 shares of common stock outstanding and 500,001 shares of Series A preferred stock outstanding as of January 27, 2014.
(4)	Kenneth Cabianca may be deemed to be a promoter of our company.
(5)	All preferred stock held by Mr. Cabianca is Series A preferred stock.
(6)	128,000 shares of common stock are held by Golden Capital in trust for Mr. Cabianca.

(7)	All information for Barry Brooks was obtained from the Schedule 13G filed by Mr. Brooks on May 18, 2011, as amended by the Schedule 13G/A filed by Mr. Brooks on November 18, 2011.
(8)	All information for Jeff Beckett was obtained from the Schedule 13D/A filed by Mr. Beckett on February 20, 2013.

Equity Compensation Plan Information

As of October 31, 2013, our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, are as follows

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

For the fiscal years ended October 31, 2013 and 2012, we incurred $84,000 and $74,000, respectively, for administrative services performed by Downtown Consulting.  Downtown Consulting is an entity owned and controlled by Sarah Cabianca, the daughter of Kenneth Cabianca, and one of our shareholders.

During the fiscal years ended October 31, 2013 and 2012, we paid $nil and $30,000, respectively, in management fees to our former president, Lee Halterman.

During the fiscal years ended October 31, 2013 and 2012, we paid $162,000 and $122,000, respectively, in management fees to a director and our current president, Ken Cabianca.  We entered into a Management Consulting Agreement with Mr. Cabianca, effective February 10, 2012, pursuant to which Mr. Cabianca agreed to provide management consulting services to the Company for consideration of 500,001 shares of Series A preferred stock and initially $90,000 per year.  On April 23, 2013, the Agreement was amended to increase Mr. Cabianca’s cash compensation to $102,000 per year.  The term of the Management Consulting Agreement is five years with automatic one-year renewal terms, unless earlier terminated pursuant to the agreement.  As a result of this Management Consulting Agreement, Mr. Cabianca owns 100% of the issued and outstanding Series A preferred stock, entitling him to elect the Series A director.  Pursuant to the Amended and Restated Bylaws of the Company, as amended February 9, 2012, the affirmative vote of the Series A director is required for certain actions by the Company that could affect the Series A Preferred stockholders or the Company, pay any dividend or other distribution with limited exceptions, or enter into certain other transactions, all as set forth therein.  On March 14, 2012, Kenneth Cabianca was elected the Series A director.

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the fiscal year ended October 31, 2013 Mark Bailey & Company, Ltd. dba Excelsis Accounting Group (“Excelsis”) is expected to bill us approximately $34,000 for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q.  For the fiscal year ended October 31, 2012, Excelsis billed us $35,500 for the audit of our annual financial statements and review of financial statements included in our quarterly report on Form 10-Q.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2013 and 2012.

Tax Fees

For the fiscal year ended October 31, 2013, Excelsis is expected to bill us $9,000 for tax compliance services.  For the fiscal year ended October 31, 2012, Excelsis billed us $9,000 for tax compliance services.

All Other Fees

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2013 and 2012.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our directors obtain an estimate for the service to be performed.   The directors in accordance with our procedures approved all of the services described above.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Certificate of Change Pursuant to NRS 78.209 (2)
3.3	Amendment to the Articles of Incorporation (3)
3.4	Amended and Restated Bylaws (4)
3.5	Amendment to Amended and Restated Bylaws (5)
4.1	Certificate of Designation of Rights, Preferences, and Privileges for Series A Preferred Stock (4)
10.1	Management Consulting Agreement dated February 10, 2012 (5)
23.1	Consent of Harper & Associates, Inc.
31.1	Rule 15d-14(a) Certification of Principal Executive and Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive and Financial Officer
99.1	Reserve Report from Harper & Associates, Inc. dated January 22, 2014
101*
Financial statements from the Annual Report on Form 10-K of Brinx Resources Ltd. for the year ended October 31, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Comprehensive Income; (iii) the Statements of Cash Flows; (iv) the Statements of Stockholders’ Equity; and (v) the Notes to Financial Statements. (6)

________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1, file number 333-102441.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated December 3, 2008, filed January 13, 2009.
(4)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated December 11, 2009, filed December 15, 2009.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2011, filed February 14, 2012.
(6)	To be filed by amendment

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

BRINX RESOURCES LTD.

Date: January 29, 2014	By:	/s/ Kenneth A. Cabianca
Kenneth A. Cabianca, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth A. Cabianca	President, Acting Chief Financial Officer, Secretary and Director (principal executive and financial officer)	January 29, 2014
Kenneth A. Cabianca

/s/ Christopher Mulgrew	Director	January 29, 2014
Christopher Mulgrew

/s/ Georgia Knight	Director	January 29, 2014
Georgia Knight