Form 10-K/A
period 2013-10-31
BRINX RESOURCES LTD
filed 2014-03-05
CIK 1212641

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

The purpose of this Amendment No. 2 to the Company’s Annual  Report on Form 10-K for the fiscal year ended October 31, 2013, filed with the Securities and Exchange Commission on January 29, 2014 (the “Form 10-K”), is solely to correct certain information contained in Item 2. Properties.  No other changes have been made to the Form 10-K.  This Amendment No. 2 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, and does not reflect events that may have occurred subsequent to the original filing date.

PART I

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

Internal Controls Over Preparation of Proved Reserve Estimates.  Our policies regarding internal controls over reserve estimates requires reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by one or more independent third party reserve engineering firms under the supervision of our management. Our management provides to our third party reserve engineers, reserve estimate preparation material such as property interests, production, current costs of operation and development, current prices for production, geoscience and engineering data, and other relevant information.  During the fiscal year ended October 31, 2013, we retained Harper & Associates, Inc. as independent third-party reserve engineers, to prepare our estimates of proved reserves.  For more information about the evaluations performed by Harper & Associates, Inc., see a copy of its report filed as an exhibit to this Form 10-K.

We have engaged Mr. Christopher Paton-Gay to oversee the preparation of the reserve estimates conducted by independent third-party engineers.  Mr. Paton-Gay has 32 years of experience in drilling, completion, production, regulatory reporting/permitting, and extensive reservoir studies and evaluations of United States oil and gas fields.  He is considered to be a qualified person for all SEC reporting and currently serves on several USA Oil and Gas Company Boards of Directors.  He is also a member of the Institute of Corporate Directors.  Given his qualifications, we consider Mr. Paton-Gay to be a qualified person in overseeing the preparation of our internal reserve estimates by a third-party engineering firm.

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
101*
Financial statements from the Annual Report on Form 10-K of Brinx Resources Ltd. for the year ended October 31, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Comprehensive Income; (iii) the Statements of Cash Flows; (iv) the Statements of Stockholders’ Equity; and (v) the Notes to Financial Statements. (7)

___________

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1, file number 333-102441.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated December 3, 2008, filed January 13, 2009.
(4)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated December 11, 2009, filed December 15, 2009.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2011, filed February 14, 2012.
(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2013, filed January 29, 2014.
(7)	Incorporated by reference to the exhibits to the registrant’s amended annual report on Form 10-K for the fiscal year ended October 31, 2013, filed January 30, 2014.

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

BRINX RESOURCES LTD.

Date: March 5, 2014	By:	/s/ Kenneth A. Cabianca
Kenneth A. Cabianca, President