Form 10-Q
period 2014-01-31
BRINX RESOURCES LTD
filed 2014-03-17
CIK 1212641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended January 31, 2014

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
[  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  24,629,832 shares of Common Stock, $0.001 par value, as of March 11, 2014

BRINX RESOURCES LTD.

Part I.     FINANCIAL INFORMATION

Item 1.        Financial Statements

BRINX RESOURCES LTD.
BALANCE SHEETS

	JANUARY 31,	OCTOBER 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$296,430	$60,812
Investment - Certificate of deposit	100,000	200,000
Marketable securities	41,920	44,000
Accounts receivable	50,307	35,760
Prepaid expenses and deposit	42,046	41,871

Total current assets	530,703	382,443

Undeveloped mineral interests, at cost	-	3,101

Oil and gas interests, full cost method of accounting,
net of accumulated depletion	893,557	1,169,052

Property, plant and equipment(net)	1,548	1,741

Total assets	$1,425,808	$1,556,337

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$19,547	$63,265

Total current liabilities	19,547	63,265

Asset retirement obligations	32,408	31,636

Total liabilities	51,955	94,901

Stockholders' equity
Preferred stock - $0.001 par value; authorized - 25,000,000 shares
Series A Preferred stock - $0.001 par value; authorized - 1,000,000 shares
Issued and outstanding - 500,001 shares	500	500

Common stock - $0.001 par value; authorized - 100,000,000 shares
Issued and outstanding - 24,629,832 shares	24,630	24,630

Capital in excess of par value	2,868,057	2,868,057

Accumulative other comprehensive loss	(230,080)	(228,000)

Retained earnings	(1,289,254)	(1,203,751)

Total stockholders' equity	1,373,853	1,461,436

Total liabilities and stockholders' equity	$1,425,808	$1,556,337

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF COMPREHENSIVE (LOSS)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JANUARY 31,
	2014	2013

REVENUES
Natural gas and oil sales	$83,565	$64,376

DIRECT COSTS
Production costs	11,410	13,905
Depreciation, depletion and accretion	36,088	26,015
General and administrative	118,519	162,419
Writedown of natural gas and oil properties	-	2,039
Writeoff of undeveloped minerial interests	3,101	-

Total Expenses	(169,118)	(204,378)

OPERATING (LOSS)	(85,553)	(140,002)

OTHER INCOME
Interest income	50	197

NET(LOSS)	(85,503)	(139,805)

OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Unrealized (loss) on held for sale marketable security	(2,080)	(56,000)

COMPREHENSIVE (LOSS) FOR THE PERIODS	$(87,583)	$(195,805)

Net Income/(Loss) Per Common Share

- Basic	$(0.00)	$(0.01)
- Diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding

- Basic	24,629,832	24,629,832
- Diluted	24,629,832	24,629,832

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JANUARY 31,
	2014	2013

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net (loss)	$(85,503)	$(139,805)

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and accretion	36,088	26,015
Writedown of natural gas and oil properties	-	2,039
Writeoff of undeveloped minerial interests	3,101	-
Changes in working capital:
Decrease / (Increase) in accounts receivable	(14,547)	(5,295)
Decrease / (Increase) in prepaid expenses and deposit	(175)	6,229
Increase / (Decrease) in accounts payable and accrued liabilities	(43,718)	10,173

Net cash (used in) operating activities	(104,754)	(100,644)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Redemption of Certificate of deposit	100,000	-
Sale proceeds of natural gas and oil working interests	275,148	-
Payments on oil and gas interests	(34,776)	(14,669)

Net cash provided by / (used in) investing activities	340,372	(14,669)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash provided by /(used in) financing activities	-	-

Net increase / (decrease) in cash	235,618	(115,313)

Cash and cash equivalents, beginning of periods	60,812	540,512

Cash and cash equivalents, end of periods	$296,430	$425,199

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Assets retirement costs incurred	$(949)	$(827)

Investment in natural oil and gas working interests included in	$-	$6,283
accounts payable

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Brinx Resources Ltd. (the “Company”) was incorporated under the laws of the State of Nevada on December 23, 1998, and issued its initial common stock in February 2001.  The Company holds oil and gas interests in Oklahoma and California.  In 2006, the Company commenced oil and gas production and started earning revenues.

The accompanying financial statements of the Company are unaudited.  In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation.  The results of operations for the three-month period ended January 31, 2014 are not necessarily indicative of the operating results for the entire year.  These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended October 31, 2013.

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At January 31, 2014 and 2013, the Company had no overproduced imbalances.

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME / (LOSS) PER SHARE

Basic income/(loss) per share is computed based on the weighted average number of common shares outstanding during each year.  The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have the dilutive effect on income/(loss) per share.  The dilutive effect of outstanding options was nil as of January 31, 2014 and 2013.

The table below presents the computation of basic and diluted earnings per share for the three-month periods ended January 31, 2014 and 2013:

	January 31, 2014	January 31, 2013
Basic earnings per share computation:
(Loss) from continuing operations	$(85,503)	$(139,805)
Basic shares outstanding	24,629,832	24,629,832
Basic earnings per share	$(0.00)	$(0.01)

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

RECENT ACCOUNTING PRONOUNCEMENTS

On February 5, 2013, the FASB issued ASU 2013-02, which requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income (AOCI): (1) changes in AOCI balances by component, (2) significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements. For public entities, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the financial statements of the Company.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

 1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,289,254 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.         MARKETABLE SECURITIES

In August 2011, the Company received 800,000 common shares in Lexaria Corp. on the sale of its oil and natural gas interests in Mississippi, with a value of $0.34 per share.  The value of the shares at January 31, 2014 was $0.0524 per share, as compared to $0.055 per share as at October 31, 2013, giving rise to an unrealized loss of $2,080 for the three-month period ended January 31, 2014 (2013 – unrealized loss of $52,000).  The Company evaluated the prospects of Lexaria in relation to the severity and duration of the impairment.  Based on the evaluation and the Company’s ability and intent to hold the shares for a reasonable period of time sufficient for a recovery, the Company does not consider the shares to be other-than-temporarily impaired at January 31, 2014.

3.           ACCOUNTS RECEIVABLE

Accounts receivable consists of revenues receivable, interest receivable and other receivable.  The revenue receivable are from the operators of the oil and gas projects for the sale of oil and gas by the operators on the Company’s behalf and are carried at net receivable amounts less an estimate for doubtful accounts.  Management considers all accounts receivable to be fully collectible at January 31, 2014 and October 31, 2013.  Accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

	January 31, 2014	October 31, 2013
Accounts receivable	$50,307	$35,760
Less: allowance for doubtful account	-	-
	$50,307	$35,760

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.	OIL AND GAS INTERESTS

The Company holds the following oil and natural gas interests:

	January 31, 2014	October 31, 2013
2008-3 Drilling Program, Oklahoma	$309,152	$309,152
2009-2 Drilling Program, Oklahoma	114,420	114,420
2009-3 Drilling Program, Oklahoma	349,551	349,320
2009-4 Drilling Program, Oklahoma	190,182	190,182
2010-1 Drilling Program, Oklahoma	(48,138)	270,665
Washita Bend 3D, Oklahoma	827,252	793,551
Double T Ranch #1 SWDW, Oklahoma	51,655	50,812
Kings City Prospect, California	406,766	406,766
South Wayne Prospect, Oklahoma	61,085	61,085
PP F-12-2, PP F-12-3, PP F-12-4 and PP F-52, Mississippi	(222,123)	(222,123)
Three Sands Project, Oklahoma	555,715	555,715
Asset retirement cost	3,190	3,367
Less: Accumulated depletion and impairment	(1,705,151)	(1,713,860)
	$893,557	$1,169,052

2008-3 Drilling Program, Oklahoma

On January 12, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation’s 2008-3 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The Before Casing Point Interest (“BCP”) is 6.25% and the After Casing Point Interest (“ACP”) is 5.00%.  At January 31, 2014, the total cost of the 2008-3 Drilling Program was $309,152.  The interests are located in Garvin County, Oklahoma.

2009-2 Drilling Program, Oklahoma

On June 19, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation’s 2009-2 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  At January 31, 2014, the total cost of the 2009-2 Drilling Program was $114,420.  The interests are located in Garvin County, Oklahoma.

2009-3 Drilling Program, Oklahoma

On August 12, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-3 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP is 5.00%.  At January 31, 2014, the total cost of the 2009-3 Drilling Program was $349,551.  The interests are located in Garvin County, Oklahoma.

2009-4 Drilling Program, Oklahoma

On December 19, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s 2009-4 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  At January 31, 2014, the total cost of the 2009-4 Drilling Program was $190,182.  The interests are located in Garvin County, Oklahoma.

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

On January 1, 2014, the Company sold all its working interest in Miss Jenny#1-8 from the 2010-1 drilling program for $275,147 less sales commission as part of the sale of 100% of the well by its operator. At January 31, 2014, the total cost of the 2010-1 Drilling Program was ($48,138).  The interests are located in Garvin County, Oklahoma.

Washita Bend 3D Exploration Project, Oklahoma

On March 1, 2010, the Company acquired a 5.00% working interest in Ranken Energy Corporation’s Washita Bend 3D Exploration Project.  The BCP Interest is 5.625% and the ACP Interest is 5.00% on the first eight wells and then 5% before and after casing point on succeeding wells.  At January 31, 2014, the total costs including seismic costs, was $827,252.

As a result of seismic evaluation and analysis, eight initial prospects at the Washita Bend Project have been identified.  Lucretia #1-14 was the first well drilled on May 14, 2013.  This well was classified as a dry hole on May 27, 2013.  On August 1, 2013, Karges #1-35 was also classified as a dry hole. On September 4, 2013, Carol #1-22 was plugged and abandoned.  The costs of $148,391 associated therewith have been moved to proved properties. During November 2013, Bunch #1-17 started production, the costs of $76,890 have been moved to proved properties.

Double T Ranch#1 SWDW, Oklahoma

On July 17, 2012, the Company acquired a 3.00% working interest in the drilling, completion and operations of the Double T Ranch#1 SWDW located in Garvin County from Ranken Energy Corporation.  At January 31, 2014, the cost of the Double T Ranch#1 SWDW was $51,655.

Kings City Prospect, California

A Farmout agreement was made effective on May 25, 2009 between the Company and Sunset Exploration, Inc., to explore for oil and natural gas on 10,000 acres located in west central California.  The Company paid $100,000 (50% pro rata share of $200,000)  to earn a 20% working interest in project by funding a maximum of 50% of a $200,000 geophysical survey composed of gravity and seismic surveys and carry Sunset exploration for 33.33% of dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres will be proportionate to each party’s working interest.  On April 15, 2013, the Company elected to plug and abandon this well.  All costs associated with this well have been moved to the proved property pool for depletion. The total cost of the King City prospect as at January 31, 2014 was $406,766.

South Wayne Prospect, Oklahoma

On March 14, 2010, the Company acquired a 5.00% working interest in McPherson#1-1 well for a payment for leasehold, prospect and geophysical fees of $5,000, and dry hole costs of $32,370.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The interests are located in McClain County, Oklahoma.  The total cost of the South Wayne prospect as at January 31, 2014 was $61,085.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.           OIL AND GAS INTERESTS (continued)

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is an impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value if lower, of unproved interests.  There was $nil and $2,039 impairment cost for the three-month periods ended January 31, 2014 and 2013, respectively.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves.  Depletion expense recognized was $34,946 and $25,188 for the three-month periods ended January 31, 2014 and 2013, respectively.

Capitalized Costs
	January 31, 2014	October 31, 2013
Proved properties	$1,950,545	$2,186,940
Unproved properties	648,163	695,972
Total Proved and Unproved properties	2,598,708	2,882,912
Accumulated depletion expense	(899,043)	(885,724)
Impairment	(806,108)	(828,136)
Net capitalized cost	$893,557	$1,169,052

Results of Operations

Results of operations for oil and gas producing activities during the three-month periods ended are as follows:
	January 31, 2014	January 31, 2013
Revenues	$83,565	$64,376
Production costs	(11,410)	(13,905)
Depletion and accretion	(36,088)	(26,015)
Results of operations (excluding corporate overhead)	$36,067	$24,456

5.           ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20 “Accounting for Asset Retirement Obligations”  which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This policy requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of January 31, 2014 and October 31, 2013, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with “Accounting for Asset Retirement Obligations”.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5.           ASSET RETIREMENT OBLIGATIONS (continued)

The Company amortizes the amount added to oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the three-month period ended January 31, 2014 and year ended October 31, 2013:

	January 31, 2014	October 31, 2013
Balance, beginning of periods	$31,636	$27,554
Liabilities assumed	-	-
Revisions	(177)	774
Accretion expense	949	3,308
Balance, end of periods	$32,408	$31,636

The reclamation obligation relates to the Ard#1-36, Bagwell#1-20, Bagwell#2-20, Jackson#1-18, Miss Gracie#1-18, Joe Murray Farm, Gehrke#1-24 and Jack#1-13 at Oklahoma Properties, and McPherson#1-1 well at South Wayne Prospect.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes in applicable laws and regulations.  Such changes will be recorded in the accounts of the Company as they occur.

6.           CAPITAL STOCK

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6.           CAPITAL STOCK (continued)

PREFERRED STOCK (continued)

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

7.            RELATED PARTY TRANSACTIONS

During the three-month periods ended January 31, 2014 and 2013, the Company entered into the following transactions with related parties:

a)	The Company paid $21,000 (2013 - $21,000) to a related entity, for administration services.

b)	The Company paid $40,500 (2013 - $40,500) in management fees to the director and President of the Company.

c)	The Company paid $9,000 (2013 - $1,500) in consulting fee to the director of the Company.

8.            MAJOR CUSTOMERS

The Company collected $80,053 (2013: $59,418) or 96% (2013: 92%) of its revenues from one of its operators during the three-month period ended January 31, 2014. As of January 31, 2014, $20,766 (2013: $36,797) was due from this operator.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9.            CONTINGENCIES

Hamm Litigation

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  The Company was not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which the Company purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues the Company is entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that the Company will be able to recover these proceeds.  The Company recognized $1,828 in revenue during the three months ended January 31, 2014, and $12,391 in revenue during the year ended October 31, 2013. As at January 31, 2014, revenue from the Joe Murray Farms totaling $184,790 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

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

Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims.  Based on the geological report and recommendation prepared by Leroy Halterman, who was our geological consultant at that time, we completed geological mapping, sampling and assaying in connection with the first phase of a staged exploration program during the fiscal year ended October 31, 2004.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the fiscal years ended October 31, 2013 or 2012 or the three months ended January 31, 2014.  The Company allowed the lease to expire during the three months ending January 31, 2014.

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

2008-3 Drilling Program, Oklahoma.  On January 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2008-3 Drilling Program for a total buy-in cost of $28,581.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total cost of the 2008-3 Drilling Program as of January 31, 2014 was $309,152.  The interests are located in Garvin County, South Central Oklahoma.

This program is composed of four 3-D seismically defined separate prospects with one exploratory well in three of the prospects and two in the fourth prospect.  Targeted pay zones include the prolific Bromide Sands, Viola Limestone, Deese Sandstone and Layton Sandstone.  One of the wells has very similar geology and structure to the Bromide sands in the Owl Creek field.

Five wells were drilled during 2009.  Production casing was set on four of the five wells and the fifth well was deemed non-commercial and was plugged and abandoned.   Two of the four completed wells are still producing commercial quantities of oil and gas, with one of the wells still flowing naturally and producing most of the oil.  One development well was drilled in August of 2011 near the highest producing well in the program.  For the three months ended January 31, 2014, the three producing wells in this program have produced a total of 91 Bbls of oil and 2 Mcf of natural gas.

2009-2 Drilling Program, Oklahoma.  On June 15, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-2 Drilling Program located in Garvin County, Oklahoma.  As of January 31, 2014, the total cost of the 2009-2 Drilling Program was $114,420.  The interests are located in Garvin County, Oklahoma.  A total of three wells were drilled in this program and targeted pay zones that were the same as in the 2008-3 program.  The zones included the prolific Oil Creek, Bromide Sands, Viola, Deese and Layton Sandstone. This program is composed of three 3-D seismically defined separate prospects.   All wells were drilled in the last fiscal quarter of 2009. Two of the wells were deemed non-commercial and were plugged and abandoned.  Production casing was set on one of the three wells and completion efforts have taken place on the third well; however, after testing it was also deemed non-commercial and plugged.

2009-3 Drilling Program, Oklahoma. On August 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-3 Drilling Program for a total buy-in cost of $37,775.  We agreed to participate in the drilling operations to casing point in the initial test well on each of four prospects.   The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total costs incurred, including drilling costs, as of January 31, 2014 was $349,320.  The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the four prospects.  All four of the wells have been drilled and production casing has been set on all four.  Two of the wells had successful drill stem tests that flowed oil and gas to the surface.  Electric and radiation logs indicate multiple pay zones in all four wells.

One of the four wells in this program was completed in late January 2010 as a flowing oil and gas well.  The well was flowing naturally at rates between 400 and 500 Bbls of fluid per day with an oil cut of between 50% and 70% oil.  Natural gas was being produced at a rate of over 400 Mcf per day.  This well only produced for a few days before snow and ice storms forced shutting the well in because the produced oil and water could not be hauled away from the location and the storage tanks for these liquids were full.  The well is now producing oil and gas with the use of a pumping unit.  The second well that also had a flowing drill stem test was completed in late March 2010 and that well is currently producing oil and natural gas with the use of a pumping unit.  Total production from these two producing wells for the three months ended January 31, 2014 totaled 158 Bbls of oil and nil Mcf of natural gas.

The two remaining wells were completed in late May 2010.  After testing, both wells were deemed to be non-commercial and have been plugged and abandoned.

2009-4 Drilling Program, Oklahoma.  On December 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation’s 2009-4 Drilling Program for a total buy-in cost of $13,482.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total costs incurred, including drilling costs, as of January 31, 2014 was $190,182.  The interests are located in Garvin County, Oklahoma. Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.

Drilling of the first well started in early February 2010 and reached total depth on February 20, 2010.  The second well drilling started in late February 2010 and reached total depth on April 8, 2010.  Both of the wells intercepted multiple potential productive horizons and production casing was set.  The lowest horizon in the first well flowed oil and gas on a drill stem test.  Weather was initially a problem with heavy rain causing flooding and other delays but both wells have now been completed.  Both wells were treated for a poor cement bond and only one remains in production.  The one well that could not be successfully treated for the poor cement bond was plugged and abandoned.  The other well has been converted to a salt water disposal well.  As of January 31, 2014, there has been no production of hydrocarbons.

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

As of late October 2010, all four wells of the four-well program had been drilled.  Three of the wells had production casing set and one well was plugged and abandoned.  The three successful wells intercepted multiple pay zones including the prolific lowest zone.  One well had a flowing drill stem test but the other two wells were not drill stem tested.  All three wells show excellent porosity, permeability, and hydrocarbon shows.  All three of the wells were completed in the deepest pay zone.  The third well in this program is currently shut-in.  Total production from these wells for the three months ended January 31, 2014 was 169 Bbls of oil and 153 Mcf of natural gas.

On January 1, 2014, the Company sold all its working interest in miss Jenny #1-8 from the 2010-1 drilling program for $275,147 less sales commission as part of the sale of 100% of the well by its operator.

South Wayne Prospect, Oklahoma. On March 14, 2010, we acquired a 5% working interest in Okland Oil’s South Wayne prospect for a total buy-in cost of $5,000 and dry hole costs of $32,370.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total cost incurred, including drilling costs, as of January 31, 2014 was $61,085.  The well and related leasehold interests are located in McClain County, Oklahoma.  The well was perforated in July 2010 and immediately started flowing oil at a rate of 200 Bbls per day.  The flow of oil was slowed and stopped due to a buildup of paraffin.  A pumping unit was placed on the well in late August 2010.  Total production for the McPherson well for the three months ended January 31, 2014 was 35 Bbls of oil and 8 Mcf of natural gas.  Additional pay zones are located above the currently producing horizon and it is anticipated that these zone will be perforated in the future adding additional production to the well.

Washita Bend 3D Exploration Project, Oklahoma.  On March 1, 2010, we agreed to participate with a 5% working interest in a 3-D seismic program managed by Ranken Energy Corporation for a buy-in cost of $46,250.  The Oklahoma 3-D seismic program covered approximately 135 square miles in a known oil and gas producing area.   An earlier 2-D seismic program over the same area indicated a number of untested structures.  The 3-D program was designed to refine and better define the structures discovered during the earlier program and pinpoint drill locations.  We participated in the seismic program and the related prospect generation and acquisition phase without any promotion.  The BCP Interest is 5.625% and the ACP Interest is 5.00% on the first eight wells and then 5% before and after casing point on succeeding wells.  As at January 31, 2014, five wells had been drilled, of which one well has been completed and tested as an oil producing well.  The total cost, including seismic costs, as of January 31, 2014 was $820,381.

All of the project area, which covers approximately 86,350 acres or 135 square miles, has been permitted and shot and data acquired.  All initial or first run processing data has been completed and interpretation of the data and mapping as well as prospect delineation has started.  Title research and leasing on a number of potential prospects has been completed.  A total of 5,148 acres of leases have been acquired.  As a result of seismic evaluation and analysis, eight initial prospects have been identified, with the first well drilled on May 14, 2013.  On May 27, 2013, this well was classified as a dry hold and costs associated therewith have been moved to proved properties.  On August 1, 2013, Karges #1-35 was also classified as a dry hole and the costs of $55,743 associated therewith have been moved to proved properties.  On September 4, 2013, Carol #1-22 was drilled and completed with no economic hydrocarbons present.  The costs associated with this well were moved to the proved property pool.  During November 2013, Bunch #1-17 started production, and the costs of $76,890 were moved to proved properties.

Double T Ranch#1 SWDW, Oklahoma.  On July 17, 2012, we acquired a 3.00% working interest in the drilling, completion and operations of the Double T Ranch#1 SWDW located in Garvin County from Ranken Energy Corporation.  At January 31, 2014, the cost of the Double T Ranch#1 SWDW was $51,655.

King City Oil Field.  Effective May 25, 2009, we entered into an agreement with Sunset Exploration to explore for oil and gas on 10,000 acres located in west central California.  The agreement called for us to earn a 20% working interest in the project by funding a maximum of 50% of a $200,000 geophysical survey composed of gravity and seismic surveys and agreeing to carry Sunset Exploration for 33.33% of dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres were to be proportionate to each party’s working interest.  The geophysical surveys have been completed and most have been processed and interpreted.  The initial surveys indicated that several more short geophysical survey lines would improve the interpretation.  These additional lines have been completed and subsequently several stages of reprocessing have been applied to the original data.  In midsummer 2011, permitting of the first drill hole began and the well was completed in January 2012.  On April 15, 2013, we elected to plug and abandon this well.  All costs associated with this well have been moved to the proved property pool for depletion.  After further and in-depth evaluation and consultation, we have elected not to participate any further at King City as we deem this project not to be economically viable.  As at January 31, 2014, the total costs were $406,766.

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

Mineral Interests

Antelope Pass.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the three-month period ended January 31, 2014 or during the fiscal years ended October 31, 2013 and 2012.  The claims were allowed to lapse subsequent to October 31, 2013.

Results of Operations

Three months ended January 31, 2014 compared to the three months ended January 31, 2013.  We realized revenues of $83,565 during the three months ended January 31, 2014, compared with $64,376 during the three months ended January 31, 2013, an increase of $19,189, due to an increase in our oil and gas production.  During the three-month period ended January 31, 2014, 867 Bbls of oil and 163 Mcf of gas (net to our working interest) were produced at our oil and gas properties, as compared to 752 Bbls of oil and 181Mcf of gas for the three months ended January 31, 2013.  The increase in production was due primarily to oil production from the Washita Bend project.

We incurred production costs of $11,410 during the three months ended January 31, 2014, compared with $13,905 during the three months ended January 31, 2013, a decrease of $2,495.  Our production costs decreased as a result of a decrease in the number of producing wells and a decrease in our oil and gas production.

Our depreciation, depletion and accretion costs were $36,088 during the three months ended January 31, 2014, compared with $26,015 during the three months ended January 31, 2013, an increase of $10,073.  The increase in these costs is related to the decrease in the reserves of proved oil and gas interests.

Our general and administrative costs decreased to $118,519 for the three months ended January 31, 2014, from $162,419 for the three months ended January 31, 2013.  The decrease of $43,900 is primarily attributable to a decrease in legal costs and management fees.

For the three months ended January 31, 2014, we incurred a net loss of $85,503, compared to a net loss of $195,805 for the three months ended January 31, 2013.  The decrease in net loss was attributable to the decrease in expenses and an increase in revenues for the period.

As a result of our net loss for the quarter, we had a retained loss of $1,289,254 at January 31, 2014.

Liquidity and Capital Resources

As of January 31, 2014, we had cash and a certificate of deposit totaling $396,430 and working capital of $511,156, compared to cash and a certificate of deposit totaling $260,812 and working capital of $319,178 as of

October 31, 2013.  The increase in cash and working capital is due primarily to the receipt of proceeds from the sale of our working interest in the Miss Jenny #1-8 well in January 2014 for $275,148.

During the three months ended January 31, 2014, operating activities used cash of $104,754, as compared to net cash used of $100,644 for the three months ended January 31, 2013.  The principal reasons for the change were the decreases in depreciation, depletion and accretion in accounts payable and accrued liabilities.

Investing activities provided net cash of $340,372 during the three months ended January 31, 2014, compared with $14,669 used during the three months ended January 31, 2013.  Investing activities consisted of payments on oil and gas interests of $14,669 in 2013.  In 2014, payments on oil and gas interests were higher by $20,107, but were offset by $275,148 in proceeds from the sale of our working interest and $100,000 from the redemption of a certificate of deposit.

Off-Balance Sheet Arrangements

As of January 31, 2014, we did not have any off-balance sheet arrangements.

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

Asset Retirement Obligations. We follow FASB ASC 410-20 “Accounting for Asset Retirement Obligations”  which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This policy requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of January 31, 2014 and October 31, 2013, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with “Accounting for Asset Retirement Obligations.”  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

We amortize the amount added to oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the three-month period ended January 31, 2014 and the year ended October 31, 2013:
	January 31, 2014	October 31, 2013
Balance, beginning of periods	$31,636	$27,554
Liabilities assumed	-	-
Revisions	(177)	774
Accretion expense	949	3,308
Balance, end of periods	$32,408	$31,636

The reclamation obligation relates to the Ard#1-36, Bagwell#1-20, Bagwell#2-20, Jackson#1-18, Miss Gracie#1-18, Joe Murray Farm, Gehrke#1-24 and Jack#1-13 wells at Oklahoma Properties, and McPherson#1-1 well at South Wayne Prospect.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes in applicable laws and regulations.  Such changes will be recorded in our accounts as they occur.

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

Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014, being the date of our most recently completed fiscal quarter.  This evaluation was conducted under the supervision and with the participation of our sole officer, Ken Cabianca.  Based on this evaluation, Mr. Cabianca concluded that the design and operation of our disclosure controls and procedures are not effective because of the following material weaknesses that existed at January 31, 2014:

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our officers have concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 1.           Legal Proceedings

Hamm Litigation

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include a claim that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  We and the Defendants believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  The Company recognized $1,828 in revenue during the three months ended January 31, 2014, and $12,391 in revenue during the year ended October 31, 2013.  As at January 31, 2014, revenue from the Joe Murray Farms totaling $184,790 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Brinx Resources Ltd. for the quarter ended January 31, 2014, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements.

_______________________
(1)	Incorporated by reference to the exhibits to the registrant’s statement on Form SB-1, file number 333-102441.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated December 3, 2008, filed January 13, 2009.
(4)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated December 11, 2009, filed December 15, 2009.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K dated October 31, 2011, filed February 14, 2012.

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

BRINX RESOURCES LTD.
(Registrant)

March 17, 2014	By:	/s/ Ken Cabianca
Ken Cabianca
President and Acting Chief Financial Officer
(principal executive and financial officer)