Form 10-Q
period 2014-07-31
BRINX RESOURCES LTD
filed 2014-09-18
CIK 1212641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

(505) 250-9992
(Registrant's telephone number, including area code)

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
[x] Yes                          [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  24,629,832 shares of Common Stock, $0.001 par value, as of September 9, 2014

BRINX RESOURCES LTD.

Part I.                FINANCIAL INFORMATION

Item 1.                                        Financial Statements

BRINX RESOURCES LTD.
BALANCE SHEETS

	JULY 31,	OCTOBER 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$109,683	$60,812
Investment - Certificate of deposit	100,000	200,000
Marketable securities	92,689	44,000
Accounts receivable	14,725	35,760
Prepaid expenses and deposit	41,006	41,871

Total current assets	358,103	382,443

Undeveloped mineral interests, at cost	-	3,101

Oil and gas interests, full cost method of accounting,
net of accumulated depletion	952,139	1,169,052

Property, plant and equipment(net)	1,161	1,741

Total assets	$1,311,403	$1,556,337

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$28,161	$63,265

Total current liabilities	28,161	63,265

Asset retirement obligations	34,306	31,636

Total liabilities	62,467	94,901

Stockholders' equity
Preferred stock - $0.001 par value; authorized - 25,000,000 shares
Series A Preferred stock - $0.001 par value; authorized - 1,000,000 shares
Issued and outstanding - 500,001 shares	500	500

Common stock - $0.001 par value; authorized - 100,000,000 shares
Issued and outstanding - 24,629,832 shares	24,630	24,630

Capital in excess of par value	2,868,057	2,868,057

Accumulative other comprehensive loss	(117,406)	(228,000)

Retained earnings	(1,526,845)	(1,203,751)

Total stockholders' equity	1,248,936	1,461,436

Total liabilities and stockholders' equity	$1,311,403	$1,556,337

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	JULY 31,		JULY 31,
	2014	2013	2014	2013

REVENUES
Natural gas and oil sales	$16,726	$47,142	$121,243	$169,699

DIRECT COSTS
Production costs	10,466	9,482	30,568	28,732
Depreciation, depletion and accretion	7,023	40,535	52,192	106,445
General and administrative	116,609	134,281	347,991	445,858
Writedown of natural gas and oil properties	-	-	-	2,039
Writeoff of undeveloped minerial interests	-	-	3,101	-

Total Expenses	(134,098)	(184,298)	(433,852)	(583,074)

OPERATING (LOSS)	(117,372)	(137,156)	(312,609)	(413,375)

OTHER INCOME
Interest income	50	202	179	596
Realized (loss) on sale of marketable security	(10,664)	-	(10,664)	-

NET(LOSS)	(127,986)	(136,954)	(323,094)	(412,779)

OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Unrealized gain (loss) on held for sale of marketable security	(62,206)	(56,000)	110,594	(56,000)

COMPREHENSIVE (LOSS) FOR THE PERIODS	$(190,192)	$(192,954)	$(212,500)	$(468,779)

Net Income/(Loss) Per Common Share

- Basic	$(0.01)	$(0.01)	$(0.01)	$(0.02)
- Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding

- Basic	24,629,832	24,629,832	24,629,832	24,629,832
- Diluted	24,629,832	24,629,832	24,629,832	24,629,832

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	JULY 31,
	2014	2013

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net (loss)	$(323,094)	$(412,779)

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and accretion	52,192	106,445
Realized loss on sale of marketable security	10,664	-
Writedown of natural gas and oil properties	-	2,039
Writeoff of undeveloped minerial interests	3,101	-
Changes in working capital:
Decrease in accounts receivable	21,035	10,125
Decrease / (Increase) in prepaid expenses and deposit	865	(4,131)
Increase / (Decrease) in accounts payable and accrued liabilities	(43,843)	10,851

Net cash (used in) operating activities	(279,080)	(287,450)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Purchase of equipment	-	(2,322)
Redemption of Certificate of deposit	100,000	-
Sale of marketable security	51,241	-
Sale proceeds of natural gas and oil working interests	275,148	-
Payments on oil and gas interests	(98,438)	(146,172)

Net cash provided by / (used in) investing activities	327,951	(148,494)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash provided by /(used in) financing activities	-	-

Net increase / (decrease) in cash	48,871	(435,944)

Cash and cash equivalents, beginning of periods	60,812	540,512

Cash and cash equivalents, end of periods	$109,683	$104,568

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Assets retirement costs incurred	$(2,847)	$(1,654)

Investment in natural oil and gas working interests included in	$8,739	$6,283
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

The accompanying financial statements of the Company are unaudited.  In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation.  The results of operations for the nine-month period ended July 31, 2014 are not necessarily indicative of the operating results for the entire year.  These financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended October 31, 2013.

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

REVENUE RECOGNITION

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company's actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At July 31, 2014 and 2013, the Company had no overproduced imbalances.

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

 IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted FASB ASC 360 "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas interests accounted for under the full cost method are subject to a ceiling test, described above, and are excluded from this requirement.

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.                   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME / (LOSS) PER SHARE

Basic income/(loss) per share is computed based on the weighted average number of common shares outstanding during each year.  The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have the dilutive effect on income/(loss) per share.  The dilutive effect of outstanding options was nil as of July 31, 2014 and 2013.

The table below presents the computation of basic and diluted earnings per share for the nine-month periods ended July 31, 2014 and 2013:

	July 31, 2014	July 31, 2013
Basic earnings per share computation:
(Loss) from continuing operations	$(323,094)	$(412,779)
Basic shares outstanding	24,629,832	24,629,832
Basic earnings per share	$(0.01)	$(0.02)

INCOME TAXES

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of the firm's assets and liabilities. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. The firm's tax assets and liabilities, if any, are presented as a component of "Other assets" and "Other liabilities and accrued expenses," respectively, in the balance sheet.  Tax provisions are computed in accordance with FASB ASC 740, "Accounting for Income Taxes".

The Company applies the provisions of FASB ASC 740-10 "Accounting for Uncertainty in Income Taxes — an Interpretation". A tax position can be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. FASB ASC 740-10 also provides guidance on de-recognition, classification, interim period accounting and accounting for interest and penalties.

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.                  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE

The Company adopted FASB ASC 820-10-50, "Fair Value Measurements". This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

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

The Company has recorded trade accounts receivable from the business operations. Management periodically evaluates the collectability of the trade receivables and believes that the Company's receivables are fully collectable and that the risk of loss is minimal.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,526,845 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.                    MARKETABLE SECURITIES

In August 2011, the Company received 800,000 common shares in Lexaria Corp. on the sale of its oil and natural gas interests in Mississippi, with a value of $0.34 per share.  In May and July 2014, the Company sold 182,071 shares generating $52,923 in proceeds and realizing a loss of $10,664. This loss equals the total reclassification adjustment of $10,664 from unrealized to realized loss.   There were 100,000 shares sold at $0.32, 32,071 shares sold at $0.325 and 50,000 shares sold at $0.21.  The value of the shares at July 31, 2014 was $0.15 per share, as compared to $0.055 per share as at October 31, 2013, giving rise to an unrealized gain of $110,594 for the nine-month period ended July 31, 2014 (2013 – unrealized loss of $56,000).  The Company evaluated the prospects of Lexaria in relation to the severity and duration of the impairment.  Based on the evaluation and the Company's ability and intent to hold the shares for a reasonable period of time sufficient for a recovery, the Company does not consider the shares to be other-than-temporarily impaired at July 31, 2014.

3.                    ACCOUNTS RECEIVABLE

Accounts receivable consists of revenues receivable, interest receivable and other receivable.  The revenue receivable are from the operators of the oil and gas projects for the sale of oil and gas by the operators on the Company's behalf and are carried at net receivable amounts less an estimate for doubtful accounts.  Management considers all accounts receivable to be fully collectible at July 31, 2014 and October 31, 2013.  Accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

	July 31, 2014	October 31, 2013
Accounts receivable	$14,725	$35,760
Less: allowance for doubtful account	-	-
	$14,725	$35,760

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.            OIL AND GAS INTERESTS

           The Company holds the following oil and natural gas interests:

	July 31, 2014	October 31, 2013
2008-3 Drilling Program, Oklahoma	$309,152	$309,152
2009-2 Drilling Program, Oklahoma	114,420	114,420
2009-3 Drilling Program, Oklahoma	353,399	349,320
2009-4 Drilling Program, Oklahoma	190,182	190,182
2010-1 Drilling Program, Oklahoma	(48,138)	270,665
Washita Bend 3D, Oklahoma	895,805	793,551
Double T Ranch #1 SWDW, Oklahoma	51,655	50,812
Kings City Prospect, California	406,766	406,766
South Wayne Prospect, Oklahoma	61,085	61,085
PP F-12-2, PP F-12-3, PP F-12-4 and PP F-52, Mississippi	(222,123)	(222,123
Three Sands Project, Oklahoma	555,715	555,715
Asset retirement cost	3,190	3,367
Less: Accumulated depletion and impairment	(1,718,969)	(1,713,860
	$952,139	$1,169,052

2008-3 Drilling Program, Oklahoma

On January 12, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation's 2008-3 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The Before Casing Point Interest ("BCP") is 6.25% and the After Casing Point Interest ("ACP") is 5.00%.  At July 31, 2014, the total cost of the 2008-3 Drilling Program was $309,152.  The interests are located in Garvin County, Oklahoma.

2009-2 Drilling Program, Oklahoma

On June 19, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation's 2009-2 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  At July 31, 2014, the total cost of the 2009-2 Drilling Program was $114,420.  The interests are located in Garvin County, Oklahoma.

2009-3 Drilling Program, Oklahoma

On August 12, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation's 2009-3 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP is 5.00%.  At July 31, 2014, the total cost of the 2009-3 Drilling Program was $353,399.  The interests are located in Garvin County, Oklahoma.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.    OIL AND GAS INTERESTS (continued)

             2009-4 Drilling Program, Oklahoma

On December 19, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation's 2009-4 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  At July 31, 2014, the total cost of the 2009-4 Drilling Program was $190,182.  The interests are located in Garvin County, Oklahoma.

2010-1 Drilling Program, Oklahoma

On April 23, 2010, the Company acquired a 5.00% working interest in Ranken Energy Corporation's 2010-1 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.

On January 1, 2014, the Company sold all its working interest in Miss Jenny#1-8 from the 2010-1 drilling program for $275,147 less sales commission as part of the sale of 100% of the well by its operator. At July 31, 2014, the total cost of the 2010-1 Drilling Program was ($48,138).  The interests are located in Garvin County, Oklahoma.

Washita Bend 3D Exploration Project, Oklahoma

On March 1, 2010, the Company acquired a 5.00% working interest in Ranken Energy Corporation's Washita Bend 3D Exploration Project.  The BCP Interest is 5.625% and the ACP Interest is 5.00% on the first eight wells and then 5% before and after casing point on succeeding wells.  At July 31, 2014, the total costs including seismic costs, was $895,805.

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

Double T Ranch#1 SWDW, Oklahoma

On July 17, 2012, the Company acquired a 3.00% working interest in the drilling, completion and operations of the Double T Ranch#1 SWDW located in Garvin County from Ranken Energy Corporation.  At July 31, 2014, the cost of the Double T Ranch#1 SWDW was $51,655.

Kings City Prospect, California

A Farmout agreement was made effective on May 25, 2009 between the Company and Sunset Exploration, Inc., to explore for oil and natural gas on 10,000 acres located in west central California.  The Company paid $100,000 (50% pro rata share of $200,000)  to earn a 20% working interest in project by funding a maximum of 50% of a $200,000 geophysical survey composed of gravity and seismic surveys and carry Sunset exploration for 33.33% of dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres will be proportionate to each party's working interest.  On April 15, 2013, the Company elected to plug and abandon this well.  All costs associated with this well have been moved to the proved property pool for depletion. The total cost of the King City prospect as at July 31, 2014 was $406,766.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.                   OIL AND GAS INTERESTS (continued)

South Wayne Prospect, Oklahoma

On March 14, 2010, the Company acquired a 5.00% working interest in McPherson#1-1 well for a payment for leasehold, prospect and geophysical fees of $5,000, and dry hole costs of $32,370.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The interests are located in McClain County, Oklahoma.  The total cost of the South Wayne prospect as at July 31, 2014 was $61,085.

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is an impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value if lower, of unproved interests.  There was $nil and $2,039 impairment cost for the nine-month periods ended July 31, 2014 and 2013, respectively.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves.  Depletion expense recognized was $48,765 and $103,577 for the nine-month periods ended July 31, 2014 and 2013, respectively.

Capitalized Costs
	July 31, 2014	October 31, 2013
Proved properties	$2,005,557	$2,186,940
Unproved properties	665,552	695,972
Total Proved and Unproved properties	2,671,109	2,882,912
Accumulated depletion expense	(912,862)	(885,724)
Impairment	(806,108)	(828,136)
Net capitalized cost	$952,139	$1,169,052

Results of Operations

Results of operations for oil and gas producing activities during the nine-month periods ended are as follows:

	July 31, 2014	July 31, 2013
Revenues	$121,243	$169,699
Production costs	(30,568)	(28,732)
Depletion and accretion	(52,192)	(106,445)
Results of operations (excluding corporate overhead)	$38,483	$34,522

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5.                 ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20 "Accounting for Asset Retirement Obligations"  which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This policy requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of July 31, 2014 and October 31, 2013, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with "Accounting for Asset Retirement Obligations".  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The Company amortizes the amount added to oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the nine-month period ended July 31, 2014 and year ended October 31, 2013:

	July 31, 2014	October 31, 2013
Balance, beginning of periods	$31,636	$27,554
Liabilities assumed	-	-
Revisions	(177)	774
Accretion expense	2,847	3,308
Balance, end of periods	$34,306	$31,636

The reclamation obligation relates to the Ard#1-36, Bagwell#1-20, Bagwell#2-20, Jackson#1-18, Miss Gracie#1-18, Joe Murray Farm, Gehrke#1-24 and Jack#1-13 at Oklahoma Properties, and McPherson#1-1 well at South Wayne Prospect.  The present value of the reclamation liability may be subject to change based on management's current estimates, changes in remediation technology or changes in applicable laws and regulations.  Such changes will be recorded in the accounts of the Company as they occur.

6.                   CAPITAL STOCK

PREFERRED STOCK

The Company has authorized 25,000,000 shares of preferred stock. On February 10, 2012, the Company issued 500,001 Series A preferred stock at par value. The rights attached to these Series A preferred stock include:

•	The holders of the Series A preferred stock can redeem their stock at a predetermined redemption price.

•
The holders of the Series A Preferred Stock shall be entitled to elect one director of the Company in connection with each annual election of directors who shall be the designated "Series A Director". With respect to any other matter submitted for a vote (or a written consent in lieu thereof) by the stockholders of the Company (except as to which the Series A Preferred Stock will be entitled to vote separately as a class), the holders of Series A Preferred Stock and the holders of the common stock, $0.001 par value of the Company ("Common Stock") shall vote together as a single class and not as separate series.

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7.                    RELATED PARTY TRANSACTIONS

During the nine-month periods ended July 31, 2014 and 2013, the Company entered into the following transactions with related parties:

a)	The Company paid $63,000 (2013 - $63,000) to a related entity, for administration services.

b)	The Company paid $121,500 (2013 - $121,500) in management fees to the director and President of the Company.

c)	The Company paid $27,000 (2013 - $7,000) in consulting fee to the director of the Company.

8.                    MAJOR CUSTOMERS

The Company collected $116,918 (2013: $161,630) or 96% (2013: 95%) of its revenues from one of its operators during the nine-month period ended July 31, 2014. As of July 31, 2014, $10,505 (2013: $25,290) was due from this operator.

9.                  CONTINGENCIES

Hamm Litigation

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm ("Hamm") against certain defendants ("Defendants") and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  The Company was not named as a party in these legal proceedings, but Hamm's allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which the Company purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm's allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues the Company is entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that the Company will be able to recover these proceeds.  The Company recognized $6,725 in revenue during the nine-month period ended July 31, 2014, and $12,391 in revenue during the year ended October 31, 2013. As at July 31, 2014, revenue from the Joe Murray Farms totaling $189,686 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

Beckett Complaint

In April 2013, Jeffrey R. Beckett, a shareholder of the Company, filed a lawsuit in the District Court of Washoe County, Nevada against the Company, its directors, Kenneth A. Cabianca and George Knight, and a principal of one of the Company's consultants, Sarah Cabianca, generally alleging mismanagement of the Company's affairs by the directors to the detriment of the Company and its shareholders (the "State Lawsuit"). The State Lawsuit seeks the issuance of an injunction, the appointment of a receiver and unspecified damages. In June 2013, Mr. Beckett filed a similar complaint against the same defendants in the United States District Court for the District of Nevada (the "Federal Lawsuit").  Sarah Cabianca has been dismissed from the State Lawsuit and the Federal Lawsuit has been dismissed.  The Company believes the State Lawsuit has been improperly brought and lacks merit, and is vigorously defending the State Lawsuit.

Item 2.                                        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent oil and gas company engaged in exploration, development and production of oil and natural gas. As production of these products continues, they will be sold to purchasers in the immediate area where the products are extracted.

Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims.  Based on the geological report and recommendation prepared by Leroy Halterman, who was our geological consultant at that time, we completed geological mapping, sampling and assaying in connection with the first phase of a staged exploration program during the fiscal year ended October 31, 2004.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the fiscal years ended October 31, 2013 or 2012 or the nine months ended July 31, 2014.  The Company allowed the lease to expire during the nine months ended July 31, 2014.

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

Oil and Gas Properties

"Bbl" is defined herein to mean one stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

"Mcf" is defined herein to mean one thousand cubic feet of natural gas at standard atmospheric conditions.

"Working interest" is defined herein to mean an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.  The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the mineral owners of royalties.

Note that all production amounts disclosed for the individual properties below are for the Company's working interest.

2008-3 Drilling Program, Oklahoma.  On January 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation's 2008-3 Drilling Program for a total buy-in cost of $28,581.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total cost of the 2008-3 Drilling Program as of July 31, 2014 was $309,152.  The interests are located in Garvin County, South Central Oklahoma.

This program is composed of four 3-D seismically defined separate prospects with one exploratory well in three of the prospects and two in the fourth prospect.  Targeted pay zones include the prolific Bromide Sands, Viola Limestone, Deese Sandstone and Layton Sandstone.  One of the wells has very similar geology and structure to the Bromide sands in the Owl Creek field.

Five wells were drilled during 2009.  Production casing was set on four of the five wells and the fifth well was deemed non-commercial and was plugged and abandoned.   Two of the four completed wells are still producing commercial quantities of oil and gas, with one of the wells still flowing naturally and producing most of the oil.  One development well was drilled in August of 2011 near the highest producing well in the program.  For the nine months ended July 31, 2014, the three producing wells in this program have produced a total of 208 Bbls of oil and 25 Mcf of natural gas.

2009-2 Drilling Program, Oklahoma.  On June 15, 2009, we acquired a 5% working interest in Ranken Energy Corporation's 2009-2 Drilling Program located in Garvin County, Oklahoma.  As of July 31, 2014, the total cost of the 2009-2 Drilling Program was $114,420.  The interests are located in Garvin County, Oklahoma.  A total of three wells were drilled in this program and targeted pay zones that were the same as in the 2008-3 program.  The zones included the prolific Oil Creek, Bromide Sands, Viola, Deese and Layton Sandstone. This program is composed of three 3-D seismically defined separate prospects.   All wells were drilled in the last fiscal quarter of 2009. Two of the wells were deemed non-commercial and were plugged and abandoned.  Production casing was set on one of the three wells and completion efforts have taken place on the third well; however, after testing it was also deemed non-commercial and plugged.

2009-3 Drilling Program, Oklahoma. On August 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation's 2009-3 Drilling Program for a total buy-in cost of $37,775.  We agreed to participate in the drilling operations to casing point in the initial test well on each of four prospects.   The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total costs incurred, including drilling costs, as of July 31, 2014 was $353,399.  The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the four prospects.  All four of the wells have been drilled and production casing has been set on all four.  Two of the wells had successful drill stem tests that flowed oil and gas to the surface.  Electric and radiation logs indicate multiple pay zones in all four wells.

One of the four wells in this program was completed in late January 2010 as a flowing oil and gas well.  The well was flowing naturally at rates between 400 and 500 Bbls of fluid per day with an oil cut of between 50% and 70% oil.  Natural gas was being produced at a rate of over 400 Mcf per day.  This well only produced for a few days before snow and ice storms forced shutting the well in because the produced oil and water could not be hauled away from the location and the storage tanks for these liquids were full.  The well is now producing oil and gas with the use of a pumping unit.  The second well that also had a flowing drill stem test was completed in late March 2010 and that well is currently producing oil and natural gas with the use of a pumping unit.  Total production from these two producing wells for the nine months ended July 31, 2014 totaled 362 Bbls of oil and nil Mcf of natural gas.

The two remaining wells were completed in late May 2010.  After testing, both wells were deemed to be non-commercial and have been plugged and abandoned.

2009-4 Drilling Program, Oklahoma.  On December 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation's 2009-4 Drilling Program for a total buy-in cost of $13,482.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total costs incurred, including drilling costs, as of July 31, 2014 was $190,182.  The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.

Drilling of the first well started in early February 2010 and reached total depth on February 20, 2010.  The second well drilling started in late February 2010 and reached total depth on April 8, 2010.  Both of the wells intercepted multiple potential productive horizons and production casing was set.  The lowest horizon in the first well flowed oil and gas on a drill stem test.  Weather was initially a problem with heavy rain causing flooding and other delays but both wells have now been completed.  Both wells were treated for a poor cement bond and only one remains in production.  The one well that could not be successfully treated for the poor cement bond was plugged and abandoned.  The other well has been converted to a salt water disposal well.  As of July 31, 2014, there has been no production of hydrocarbons.

2010-1 Program, Oklahoma. On April 23, 2010, we acquired a 5% working interest in Ranken Energy Corporation's 2010-1 Drilling Program for a total buy-in cost of $39,163.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.   The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific

Oil Creek, Bromide Sands, Viola and Deese sands.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.
      As of late October 2010, all four wells of the four-well program had been drilled.  Three of the wells had production casing set and one well was plugged and abandoned.  The three successful wells intercepted multiple pay zones including the prolific lowest zone.  One well had a flowing drill stem test but the other two wells were not drill stem tested.  All three wells show excellent porosity, permeability, and hydrocarbon shows.  All three of the wells were completed in the deepest pay zone.  The third well in this program is currently shut-in.  Total production from these wells for the nine months ended July 31, 2014 was 207 Bbls of oil and 447 Mcf of natural gas.

On January 1, 2014, the Company sold all its working interest in Miss Jenny #1-8 from the 2010-1 drilling program for $275,147 less sales commission as part of the sale of 100% of the well by its operator.  At July 31, 2014, the total cost of the 2010-1 Drilling Program was ($48,138).

South Wayne Prospect, Oklahoma. On March 14, 2010, we acquired a 5% working interest in Okland Oil's South Wayne prospect for a total buy-in cost of $5,000 and dry hole costs of $32,370.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total cost incurred, including drilling costs, as of July 31, 2014 was $61,085.  The well and related leasehold interests are located in McClain County, Oklahoma.  The well was perforated in July 2010 and immediately started flowing oil at a rate of 200 Bbls per day.  The flow of oil was slowed and stopped due to a buildup of paraffin.  A pumping unit was placed on the well in late August 2010.  Total production for the McPherson well for the nine months ended July 31, 2014 was 45 Bbls of oil and 5 Mcf of natural gas.  Additional pay zones are located above the currently producing horizon and it is anticipated that these zone will be perforated in the future adding additional production to the well.
Washita Bend 3D Exploration Project, Oklahoma.  On March 1, 2010, we agreed to participate with a 5% working interest in a 3-D seismic program managed by Ranken Energy Corporation for a buy-in cost of $46,250.  The Oklahoma 3-D seismic program covered approximately 135 square miles in a known oil and gas producing area.   An earlier 2-D seismic program over the same area indicated a number of untested structures.  The 3-D program was designed to refine and better define the structures discovered during the earlier program and pinpoint drill locations.  We participated in the seismic program and the related prospect generation and acquisition phase without any promotion.  The BCP Interest is 5.625% and the ACP Interest is 5.00% on the first eight wells and then 5% before and after casing point on succeeding wells.  As at July 31, 2014, five wells had been drilled, of which one well has been completed and tested as an oil producing well.  The total cost, including seismic costs, as of July 31, 2014 was $895,805.
All of the project area, which covers approximately 86,350 acres or 135 square miles, has been permitted and shot and data acquired.  All initial or first run processing data has been completed and interpretation of the data and mapping as well as prospect delineation has started.  Title research and leasing on a number of potential prospects has been completed.  A total of 5,148 acres of leases have been acquired.  As a result of seismic evaluation and analysis, eight initial prospects have been identified, with the first well drilled on May 14, 2013.  On May 27, 2013, this well was classified as a dry hold and costs associated therewith have been moved to proved properties.  On August 1, 2013, Karges #1-35 was also classified as a dry hole and the costs of $55,743 associated therewith have been moved to proved properties.  On September 4, 2013, Carol #1-22 was drilled and completed with no economic hydrocarbons present.  The costs associated with this well were moved to the proved property pool.  During November 2013, Bunch #1-17 started production, and the costs of $76,890 were moved to proved properties.  On March 20, 2014, Hamilton #1-5 was plugged and abandoned.  The costs of $44,793 associated therewith have been moved to proved properties. Total production from these wells for the nine months ended July 31, 2014 was 409 Bbls of oil and nil Mcf of natural gas.

Double T Ranch#1 SWDW, Oklahoma.  On July 17, 2012, we acquired a 3.00% working interest in the drilling, completion and operations of the Double T Ranch#1 SWDW located in Garvin County from Ranken Energy Corporation.  At July 31, 2014, the cost of the Double T Ranch#1 SWDW was $51,655.

King City Oil Field.  Effective May 25, 2009, we entered into an agreement with Sunset Exploration to explore for oil and gas on 10,000 acres located in west central California.  The agreement called for us to earn a 20%

working interest in the project by funding a maximum of 50% of a $200,000 geophysical survey composed of gravity and seismic surveys and agreeing to carry Sunset Exploration for 33.33% of dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres were to be proportionate to each party's working interest.  The geophysical surveys have been completed and most have been processed and interpreted.  The initial surveys indicated that several more short geophysical survey lines would improve the interpretation.  These additional lines have been completed and subsequently several stages of reprocessing have been applied to the original data.  In midsummer 2011, permitting of the first drill hole began and the well was completed in January 2012.  On April 15, 2013, we elected to plug and abandon this well.  All costs associated with this well have been moved to the proved property pool for depletion.  After further and in-depth evaluation and consultation, we have elected not to participate any further at King City as we deem this project not to be economically viable.  As at July 31, 2014, the total costs were $406,766.

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
Mineral Interests

Antelope Pass.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the nine-month period ended July 31, 2014 or during the fiscal years ended October 31, 2013 and 2012.   The claims were allowed to lapse subsequent to October 31, 2013.

Results of Operations

Three months ended July 31, 2014 compared to the three months ended July 31, 2013.  We realized revenues of $16,726 during the three months ended July 31, 2014, compared with $47,142 during the three months ended July 31, 2013, a decrease of $30,416 due primarily to the sale of our interest in the Miss Jenny#1-8 in January 2014.  During the three-month period ended July 31, 2014, 186 Bbls of oil and 86 Mcf of gas (net to our working interest) were produced at our oil and gas properties, as compared to 479 Bbls of oil and 451 Mcf of gas for the three months ended July 31, 2013.  The decrease in production was due primarily to sale of Miss Jenny #1-8.

We incurred production costs of $10,466 during the three months ended July 31, 2014, compared with $9,482 during the three months ended July 31, 2013, an increase of $984.  Our production costs increased as a result of additional costs relating to the Washita Bend project.

Our depreciation, depletion and accretion costs were $7,023 during the three months ended July 31, 2014, compared with $40,535 during the three months ended July 31, 2013, a decrease of $33,512.  The decrease in these costs is related to a reduction in production and hence depletion in the reserve base of the various projects.

Our general and administrative costs decreased to $116,609 for the three months ended July 31, 2014, from $134,281 for the three months ended July 31, 2013.  The decrease of $17,672 is primarily attributable to a decrease in legal costs and management fees.

For the three months ended July 31, 2014, we incurred a net loss of $127,986, compared to a net loss of $136,954 for the three months ended July 31, 2013.  The decrease in operating loss was attributable to the decrease in expenses for the period.

In May and July 2014, we sold 182,071 of our common shares in Lexaria Corp., generating $52,923 in proceeds and realizing a loss of $10,664.  This loss equaled the total reclassification adjustment of $10,664 from unrealized to realized loss.  The value of the shares at July 31, 2014 was $0.15 per share, as compared to $0.27 per share at April 30, 2014.  This gave rise to a comprehensive loss of $190,192 for the three months ended July 31, 2014, as compared to a loss of $192,954 for the comparable 2013 period.
Nine months ended July 31, 2014 compared to the nine months ended July 31, 2013.  We realized revenues of $121,243 during the nine months ended July 31, 2014, compared with $169,699 during the nine months ended July 31, 2013, a decrease of $48,456.  During the nine-month period ended July 31, 2014, 1,232 Bbls of oil and 477 Mcf of gas (net to our working interest) were produced at our oil and gas properties, as compared to 1,826 Bbls of oil and 776 Mcf of gas for the nine months ended July 31, 2013.  The decrease in production was due primarily to the sale of Miss Jenny #1-8.

We incurred production costs of $30,568 during the nine months ended July 31, 2014, compared with $28,732 during the nine months ended July 31, 2013, an increase of $1,836.

Our depreciation, depletion and accretion costs were $52,192 during the nine months ended July 31, 2014, compared with $106,445 during the nine months ended July 31, 2013, a decrease of $54,253.  The decrease in these costs is related to a reduction in production and hence depletion in the reserve base of the various projects and the sale of Miss Jenny #1-8.

Our general and administrative costs decreased to $347,991 for the nine months ended July 31, 2014, from $445,858 for the nine months ended July 31, 2013.  The decrease of $97,867 is primarily attributable to a decrease in legal costs, management fees and costs related to investor relation services.

We wrote off our interest in the Antelope Pass Project, taking a charge of $3,101, as we allowed our claims to lapse during the nine months ended July 31 2014.

For the nine months ended July 31, 2014, we incurred a net loss of $323,094, compared to a net loss of $412,779 for the nine months ended July 31, 2013.  The decrease in net loss was attributable to the decrease in expenses for the period, which was partially offset by a decrease in revenue for the period.

We recognized an unrealized gain on held for sale marketable security of $110,594 for the 2014 period, as compared to a loss of $56,000 for the comparable 2013 period, as our 800,000 common shares in Lexaria Corp. were valued at $0.15 per share at July 31, 2014.  At October 31, 2013, the shares were valued at $0.055 per share.  This gave rise to comprehensive loss of $212,500 for the nine months ended July 31, 2014, as compared to a loss of $468,779 for the comparable 2013 period.

As a result of our net loss for the period, we had a retained loss of $1,526,845 at July 31, 2014.

Liquidity and Capital Resources

As of July 31, 2014, we had cash and a certificate of deposit totaling $209,683 and working capital of $329,942, compared to cash and a certificate of deposit totaling $260,812 and working capital of $319,178 as of October 31, 2013.  The decrease in cash is attributable to net cash used in operating activities of $279,080, while the increase in working capital is due to the decrease in accounts payable and accrued liabilities.

During the nine months ended July 31, 2014, operating activities used cash of $279,080, as compared to net cash used of $287,450 for the nine months ended July 31, 2013.  The principal reason for the change was the decreased net loss for the 2014 period.

Investing activities provided net cash of $327,951 during the nine months ended July 31, 2014, compared with cash used of $148,494 during the nine months ended July 31, 2013.  Investing activities consisted primarily of payments on oil and gas interests in 2013.  In 2014, payments on oil and gas interests were lower by $47,734, and were offset by $275,148 in proceeds from the sale of our working interest, $100,000 from the redemption of a certificate of deposit, and $51,241 in proceeds from the sale of some of our marketable securities.

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

Off-Balance Sheet Arrangements

As of July 31, 2014, we did not have any off-balance sheet arrangements.

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
Asset Retirement Obligations. We follow FASB ASC 410-20 "Accounting for Asset Retirement Obligations"  which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This policy requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of July 31, 2014 and October 31, 2013, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with "Accounting for Asset Retirement Obligations."  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

We amortize the amount added to oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the nine-month period ended July 31, 2014 and the year ended October 31, 2013:

	July 31, 2014	October 31, 2013
Balance, beginning of periods	$31,636	$27,554
Liabilities assumed	-	-
Revisions	(177)	774
Accretion expense	2,847	3,308
Balance, end of periods	$34,306	$31,636

The reclamation obligation relates to the Ard#1-36, Bagwell#1-20, Bagwell#2-20, Jackson#1-18, Miss Gracie#1-18, Joe Murray Farm, Gehrke#1-24 and Jack#1-13 wells at Oklahoma Properties, and McPherson#1-1 well at South Wayne Prospect.  The present value of the reclamation liability may be subject to change based on management's current estimates, changes in remediation technology or changes in applicable laws and regulations.  Such changes will be recorded in our accounts as they occur.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014, being the date of our most recently completed fiscal quarter.  This evaluation was conducted under the supervision and with the participation of our sole officer, Ken Cabianca.  Based on this evaluation, Mr. Cabianca concluded that the design and operation of our disclosure controls and procedures are not effective because of the following material weaknesses that existed at July 31, 2014:

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our officers have concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.      OTHER INFORMATION

Item 1.                         Legal Proceedings

Hamm Litigation

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm ("Hamm") against certain defendants ("Defendants") and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm's allegations include a claim that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  We and the Defendants believe that there is no merit to Hamm's allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  The Company recognized $6,725 in revenue during the nine months ended July 31, 2014, and $12,391 in revenue during the year ended October 31, 2013. As at July 31, 2014, revenue from the Joe Murray Farms totaling $189,686 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

Beckett Complaint

In April 2013, Jeffrey R. Beckett, one of our shareholders, filed a lawsuit in the District Court of Washoe County, Nevada against us, our directors, Kenneth A. Cabianca and George Knight, and a principal of one of our consultants, Sarah Cabianca, generally alleging mismanagement of our affairs by our directors to our detriment and the detriment of our shareholders (the "State Lawsuit").  The State Lawsuit seeks the issuance of an injunction, the appointment of a receiver and unspecified damages.  In June 2013, Mr. Beckett filed a similar complaint against the same defendants in the United States District Court for the District of Nevada (the "Federal Lawsuit").  Sarah Cabianca has been dismissed from the State Lawsuit and the Federal Lawsuit has been dismissed.  We believe the State Lawsuit has been improperly brought and lack merit, and we are vigorously defending the State Lawsuit.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Brinx Resources Ltd. for the quarter ended July 31, 2014, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements.

_______________________________________________
(1)	Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-1, file number 333-102441.
(2)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 3, 2008, filed January 13, 2009.
(4)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 11, 2009, filed December 15, 2009.
(5)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-K dated October 31, 2011, filed February 14, 2012.
*In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    BRINX RESOURCES LTD.
    (Registrant)

September 18, 2014                                                     By:           /s / Ken Cabianca
Ken Cabianca
President and Acting Chief Financial Officer
(principal executive and financial officer)