Form 10-K
period 2014-10-31
BRINX RESOURCES LTD
filed 2015-02-13
CIK 1212641

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                                                     to

Commission file number:  333-102441

BRINX RESOURCES LTD.
(Exact name of registrant as specified in its charter)

            Nevada                                                                                                                                                                                                                                     98-038868
(State or other jurisdiction of incorporation or organization)                                                                                                               (I.R.S. Employer Identification No.)

c/o Dill Dill Carr Stonbraker & Hutchings, P.C., 455 Sherman Street, Suite 300, Denver, Colorado 80203
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (505) 250-9992

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ]Yes   [X]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ]Yes                          [X]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $347,452.76 as of April 30, 2014

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  24,629,832 as of January 20, 2015

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements."  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil and gas, the weather, inflation, the availability of goods and services, oil and natural gas drilling risks, general economic conditions (either internationally or nationally or in the jurisdictions in which we are doing business), legislative or regulatory changes (including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations), the securities or capital markets and other factors disclosed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 2. Properties" and elsewhere in this report.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

Until 2005, our focus was on our undeveloped mineral interests and we were considered, at that time, to be a development stage company engaged in the acquisition and exploration of mineral and oil and gas properties.  At that time, we held an interest in undeveloped mineral interests located in New Mexico (the "Antelope Pass Project"). However, in 2005, we suspended activities on our undeveloped mineral properties indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on our undeveloped mineral properties during the fiscal year ended October 31, 2014.

During 2005 and 2006, we acquired undeveloped oil and gas interests and commenced exploration activities on those interests.  The undeveloped oil and gas interests were located in Oklahoma, Mississippi and California.  In 2006, we commenced oil and gas production and started earning revenues.

Our plan of operations is to continue to participate in the production of commercial quantities of oil and gas and the drilling of re-entries to test the oil and gas productive capabilities of our oil and gas properties.  As noted above, we have suspended our efforts indefinitely on the Antelope Pass Project in order to focus on our oil and gas interests and allowed these claims to lapse during the fiscal year ended October 31, 2014.

Corporate Background

      We were incorporated under the laws of the State of Nevada on December 23, 1998, initially to explore mining claims and property in New Mexico.

Property Acquisitions and Dispositions

2008-3 Drilling Program, Oklahoma.  On January 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation's 2008-3 Drilling Program.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The Before Casing Point ("BCP") Interest is 6.25% and the After Casing Point ("ACP") Interest is 5.00%.  The interests are located in Garvin County, Oklahoma.  The total cost of the 2008-3 Drilling Program was $312,794 as of October 31, 2014.

King City, California.  Effective May 25, 2009, we entered into an agreement with Sunset Exploration to explore for oil and gas on 10,000 acres located in west central California.  We paid $100,000 to earn a 20% working interest in the project by funding a maximum of 50% of a $200,000 geophysical survey composed of gravity and seismic surveys and agreeing to carry Sunset Exploration for 33.33% of dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres will be proportionate to each party's working interest.  The total cost of the King City Prospect was $406,766 as at October 31, 2014.

2009-2 Drilling Program, Oklahoma.  On June 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation's 2009-2 Drilling Program.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  As of October 31, 2014, the total cost of the 2009-2 Drilling Program was $114,420.  The interests are located in Garvin County, Oklahoma.

2009-3 Drilling Program, Oklahoma.  On August 12, 2009, we acquired a 5.00% working interest in Ranken Energy Corporation's 2009-3 Drilling Program.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total cost of the 2009-3 Drilling Program, including drilling costs, as of October 31, 2014, was $353,399.  The interests are located in Garvin County, Oklahoma.

2009-4 Drilling Program, Oklahoma.  On December 19, 2009, we acquired a 5.00% working interest in Ranken Energy Corporation's 2009-4 Drilling Program.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  As of October 31, 2014, the total cost of the 2009-4 Drilling Program was $190,182.  The interests are located in Garvin County, Oklahoma.

Washita Bend 3D Exploration Project, Oklahoma.  On March 1, 2010, we acquired a 5.00% working interest in Ranken Energy Corporation's Washita Bend 3D Exploration Project for a buy-in cost of $46,250.  The BCP Interest is 5.625% and the ACP Interest is 5.00% on the first eight wells and then 5% before and after casing point on succeeding wells.  As of October 31, 2014, the total cost, including seismic costs, was $926,598.

South Wayne Prospect, Oklahoma.  On March 14, 2010, we acquired a 5.00% working interest in McPherson #1-1 well for a payment of $5,000 for leasehold, prospect and geophysical fees, and dry hole costs of $32,370.  The total cost, including drilling costs, as of October 31, 2014 was $61,085.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The interests are located in McClain County, Oklahoma.

2010-1 Drilling Program, Oklahoma.  On April 23, 2010, we acquired a 5.00% working interest in Ranken Energy Corporation's 2010-1 Drilling Program.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  On January 1, 2014, we sold all of our working interest in Miss Jenny #1-8 for $275,147 less sales commissions as part of the sale of 100% of the well by its operator.

Double T Ranch#1 SWDW, Oklahoma.  On July 17, 2012, we acquired a 3.00% working interest in the drilling, completion and operations of the Double T Ranch#1 SWDW located in Garvin County from Ranken Energy Corporation. At October 31, 2014, the cost of the Double T Ranch#1 SWDW was $51,816.

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

Antelope Pass Project

In September 2002, we acquired a 100% interest in leases on unpatented lode mining claims in the Antelope Pass Project, located in the Hidalgo County, New Mexico for $811, from Leroy Halterman, who was a non-affiliate of our company at that time.  The Antelope Pass Project consists of the Kendra 1 through Kendra 8 mineral claims.  Unpatented claims are mining claims for which the holder has no patent, or document that conveys title.   We have suspended our efforts indefinitely on the Antelope Pass Project and the claims were allowed to lapse during the fiscal year ended October 31, 2014.

Exploration and Acquisition Capital Expenditures

During the fiscal years ended October 31, 2014, 2013, and 2012, we incurred $143,780, $293,988, and $284,707, respectively, in identifying and acquiring oil and natural gas interests, and for exploration costs.

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

Major Customers

During the fiscal years ended October 31, 2014 and 2013, we collected $135,014 (96%) and $235,170 (95%), respectively, of our revenues from Ranken Energy Corporation, the operator of the Oklahoma Properties.  Since we work with only a few operators, we will continue to be dependent on these few operators for a substantial portion of our revenues in fiscal year 2015.

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

Employees

Kenneth Cabianca became our president and received a monthly fee of $5,000, effective as of July 1, 2012, for such services.  We also paid Mr. Cabianca management fees of $8,500 per month for services rendered under a Management Consulting Agreement.  For the fiscal years ended October 31, 2014 and 2013, we paid Mr. Cabianca $162,000 and $162,000 in management fees, respectively.  Subsequent to October 31, 2014 and through the date of this report, Mr. Cabianca has received only $2,500 due to the lack of liquidity in the Company.

On August 24, 2012, Georgia Knight was elected to fill the vacancy in our board of directors.  Ms. Knight receives $500 per month for her service as a director.  For the fiscal years ended October 31, 2014 and 2013, we paid Ms. Knight $6,000 and $6,000, respectively, for her services.

On July 10, 2013, Christopher Mulgrew was elected to fill the vacancy in our board of directors created by an increase in the number of directors.  Mr. Mulgrew receives $2,500 per month for his service as a director.  For the fiscal years ended October 31, 2014 and 2013, we paid Mr. Mulgrew $30,000 and $10,000, respectively, for his services, which include carrying on the functions of an Audit Committee.  Mr. Mulgrew stopped receiving compensation in September 2014 due to the lack of liquidity in the Company.
We engaged Kulwant Sandher to serve as our chief financial officer on a part-time basis from November 2009 to July 2013 and pay him CAD$2,500 plus taxes per month.  He continues for perform financial accounting services for us.  For the fiscal years ended October 31, 2014 and 2013, we paid Mr. Sandher $42,422 and $66,060, respectively, for his services.

For the fiscal years ended October 31, 2014 and 2013, we incurred $84,000 and $84,000, respectively, for administrative services performed by Downtown Consulting.  Downtown Consulting is an entity owned and controlled by Sarah Cabianca, the daughter of Kenneth Cabianca and one of our shareholders.  In November and December 2014, we paid Downtown Consulting $2,500 for its services and stopped receiving compensation thereafter due to the lack of liquidity in the Company.

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

ITEM 2.                              PROPERTIES.

Oil and Gas Properties

Note that all production amounts disclosed for the individual properties herein are for 100% of the production for such property and not the production amount relating only to the Company's working interest.

Current Oklahoma Projects

2008-3 Drilling Program, Oklahoma.  On January 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation's 2008-3 Drilling Program located in Garvin County, South Central Oklahoma.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in three of the prospects and two in the fourth prospect.  Targeted pay zones include the prolific Bromide Sands, Viola Limestone, Deese Sandstone and Layton Sandstone.  One of the wells has very similar geology and structure to the Bromide sands in the Owl Creek field.

Five wells were drilled during 2009.  Production casing was set on four of the five wells and the fifth well was deemed non-commercial and was plugged and abandoned.   Two of the four completed wells are still producing commercial quantities of oil and gas, with one of the wells still flowing naturally and producing most of the oil.  One development well was drilled in August of 2011 near the highest producing well in the program.  For the year ended October 31, 2014, the three producing wells in this program produced a total of 260 Bbls of oil and 32 Mcf of natural gas.

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
      2009-3 Drilling Program, Oklahoma. On August 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation's 2009-3 Drilling Program located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands. This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the four prospects.   All four of the wells have been drilled and production casing has been set on all four.  Two of the wells had successful drill stem tests that flowed oil and gas to the surface.  Electric and radiation logs indicate multiple pay zones in all four wells.

One of the four wells in this program was completed in late January 2010 as a flowing oil and gas well.  The well was flowing naturally at rates between 400 and 500 Bbls of fluid per day with an oil cut of between 50% and 70% oil.  Natural gas was being produced at a rate of over 400 Mcf per day.  This well only produced for a few days before snow and ice storms forced shutting the well in because the produced oil and water could not be hauled away from the location and the storage tanks for these liquids were full.  The well is now producing oil and gas with the use of a pumping unit.  The second well that also had a flowing drill stem test was completed in late March 2010 and that well is currently producing oil and natural gas with the use of a pumping unit.  Total production from these two producing wells for the year ended October 31, 2014 totaled 417 Bbls of oil and nil Mcf of natural gas.

The two remaining wells were completed in late May 2010.  After testing, both wells were deemed to be non-commercial and have been plugged and abandoned.

2009-4 Drilling Program, Oklahoma.  On December 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation's 2009-4 Drilling Program located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands. This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.

Drilling of the first well started in early February 2010 and reached total depth on February 20, 2010.  The second well drilling started in late February 2010 and reached total depth on April 8, 2010.  Both of the wells intercepted multiple potential productive horizons and production casing was set.  The lowest horizon in the first well flowed oil and gas on a drill stem test.  Weather was initially a problem with heavy rain causing flooding and other delays but both wells have now been completed.  Both wells were treated for a poor cement bond and only one remains in production.  The one well that could not be successfully treated for the poor cement bond was plugged and abandoned.  The other well has been converted to a salt water disposal well.  As of October 31, 2014, there has been no production of hydrocarbons.

2010-1 Program, Oklahoma. On April 23, 2010, we acquired a 5% working interest in Ranken Energy Corporation's 2010-1 Drilling Program located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands. This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.

As of late October 2010, all four wells of the four-well program had been drilled.  Three of the wells had production casing set and one well was plugged and abandoned.  The three successful wells intercepted multiple pay zones including the prolific lowest zone.  One well had a flowing drill stem test but the other two wells were not drill stem tested.  All three wells showed excellent porosity, permeability, and hydrocarbon shows.  All three of the wells were completed in the deepest pay zone.  The third well in this program is currently shut-in.  Total production from these wells for the year ended October 31, 2014 was 226 Bbls of oil and 689 Mcf of natural gas.

On January 1, 2014, we sold all of our working interest in Miss Jenny #1-8 for $275,147 less sales commission as part of the sale of 100% of the well by its operator.

South Wayne Prospect, Oklahoma. On March 14, 2010, we acquired a 5% working interest in Okland Oil's South Wayne prospect located in McClain County, Oklahoma.  As of October 31, 2010, the well had been drilled and production casing has been set.  The well was perforated in July 2010 and immediately started flowing oil at a rate of 200 Bbls per day.  The flow of oil was slowed and stopped due to a buildup of paraffin.  A pumping unit was placed on the well in late August 2010.  Total production for the McPherson well for the year ended

October 31, 2014 was 59 Bbls of oil and 5 Mcf of natural gas.  Additional pay zones are located above the currently producing horizon and it is anticipated that these zone will be perforated in the future adding additional production to the well.
Washita Bend 3D Exploration Project, Oklahoma.  On March 1, 2010, we agreed to participate with a 5% working interest in a 3-D seismic program managed by Ranken Energy Corporation which covered approximately 135 square miles in a known oil and gas producing area.   An earlier 2-D seismic program over the same area indicated a number of untested structures.  The 3-D program was designed to refine and better define the structures discovered during the earlier program and pinpoint drill locations.  We participated in the seismic program and the related prospect generation and acquisition phase without any promotion.
All of the project area, which covers approximately 86,350 acres or 135 square miles, was permitted and shot and data acquired.  All initial or first run processing data was completed and interpretation of the data and mapping as well as prospect delineation started.  Title research and leasing on a number of potential prospects was completed.  A total of 5,148 acres of leases were acquired.  As a result of seismic evaluation and analysis, eight initial prospects were identified, with the first well (Lucretia #1-14) drilled on May 14, 2013.  On May 27, 2013, this well was classified as a dry hole.  On August 1, 2013, Karges #1-35 was also classified as a dry hole.  On September 4, 2013, Carol #1-22 was drilled and completed with no economic hydrocarbons present.  The costs associated with this well were moved to the proved property pool.  During November 2013, Bunch #1-17 started production, and the costs of $76,890 were moved to proved properties.  On March 20, 2014, Hamilton #1-5 was plugged and abandoned.  The costs of $44,793 associated therewith have been moved to proved properties.  Total production from these wells for the year ended October 31, 2014 was 460 Bbls of oil.  In January 2015, we decided to opt out of further participation in this project due to the lack of commercial success achieved through the first six drill holes.

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

Production and Prices

The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for fiscal years ended October 31, 2014, 2013 and 2012.

	For the fiscal year ended October 31, 2014	For the fiscal year ended October 31, 2013	For the fiscal year ended October 31, 2012
Production Data:
Natural gas (Mcf)	726	1,120	14,017
Oil (Bbls)	1,422	2,450	4,300
Average Prices:
Natural gas (per Mcf)	$4.73	$4.37	$4.93
Oil (per Bbl)	$98.24	$96.18	$93.13
Production Costs:
Natural gas (per Mcf)	$1.62	$1.48	$1.31
Oil (per Bbl)	$31.93	$17.72	$17.84

Productive Wells

The following table summarizes information at October 31, 2014, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, but specifically exclude wells drilled and cased during the fiscal year that have yet to be tested for completion (e.g., all of the operated wells drilled by the Company during this year have been cased in preparation for completion, but no operations have been initiated that would allow these wells to be productive). Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests in the gross wells. All of our wells are located in Oklahoma.

	Gross			Net
Location	Oil	Gas	Total	Oil	Gas	Total
Oklahoma	10	0	10	0.50	0.00	0.50

Unaudited Oil and Gas Reserve Quantities

The following unaudited reserve estimates for Oklahoma, presented as of October 31, 2014, were prepared by Harper and Associates, an independent petroleum engineering firm.

The combined estimated proved reserves prepared by Harper and Associates are summarized in the table below, in accordance with definitions and pricing requirements as prescribed by the Securities and Exchange Commission (the "SEC").  Prices paid for oil and natural gas vary widely depending upon the quality such as the Btu content of the natural gas, gravity of the oil, sulfur content and location of the production related to the refinery or pipelines.  It should be noted that the average pricing used by Harper and Associates in its report was based on prices during the Company's last completed fiscal year, which was November 1, 2013 through October 31, 2014.  Subsequent to that period, the prices for oil and natural gas have dropped significantly which could reduce the value of the Company's reserve evaluation.

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

Unaudited net quantities of proved developed and undeveloped reserves of crude oil and natural gas (all located within United States) are as follows:

	Crude Oil	Natural Gas
Changes in proved reserves	(Bbls)	(MCF)
Estimated quantity, October 31, 2012	14,330	13,670
Revisions of previous estimate	(1,061)	(3,220)
Discoveries	-	-
Reserves sold to third parties	-	-
Production	(2,449)	(1,120)
Estimated quantity, October 31, 2013	10,820	9,330
Reserves sold to third parties	(2,450)	356
Revisions of previous estimate	(558)	-
Discoveries	780	-
Production	(1,422)	(726)
Estimated quantity, October 31, 2014	7,170	8,960

The revisions in the Company's estimates of proved oil and gas reserves are due to the fact that there was more substantive data, such as a longer history of production, available to its engineers which allowed them to better quantify the reserve estimates.

Proved Reserves at year end	Developed	Undeveloped	Total
Crude Oil (Bbls)
October 31, 2014	5,960	1,210	7,170
October 31, 2013	9,620	1,200	10,820
October 31, 2012	12,880	1,450	14,330
Gas (MCF)
October 31, 2014	6,950	2,010	8,960
October 31, 2013	7,330	2,000	9,330
October 31, 2012	12,570	1,100	13,670

Internal Controls Over Preparation of Proved Reserve Estimates

Our policies regarding internal controls over reserve estimates requires reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by one or more independent third party reserve engineering firms under the supervision of our management. Our management provides to our third party reserve engineers, reserve estimate preparation material such as property interests, production, current costs of operation and development, current prices for production, geoscience and engineering data, and other relevant information.  During the fiscal year ended October 31, 2014, we retained Harper & Associates, Inc. as independent third-party reserve engineers, to prepare our estimates of proved reserves.  For more information about the evaluations performed by Harper & Associates, Inc., see a copy of its report filed as an exhibit to this Form 10-K.

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

Oil and Gas Acreage

The following table sets forth the undeveloped and developed acreage, by area, held by us as of October 31, 2014.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.  Developed acres are acres, which are spaced or assignable to productive wells.  Gross acres are the total number of acres in which we have a working interest.  Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties.  The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.  Leasing efforts were minimal during the fiscal year ended October 31, 2014 in anticipation of the drilling program that has been started.  Large leasing efforts will not begin in the near future until the drilling program on the Washita Bend project has been completed.  All of our acreage is located in Oklahoma.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net
Oklahoma	5,573.6	392.6	640.0	96.0

Drilling Activity
The following table sets forth our drilling activity during the years ended October 31, 2014, 2013 and 2012.  The Company drilled 6 new wells in Washita Bend project during the fiscal year ended October 31, 2014.

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Productive	1	0.05	0	0	0	0
Dry	5	0.05	3	0.15	0	0
Development wells:
Productive	0	0	0	0	0	0
Dry	0	0	0	0	0	0

Total wells	6	0.10	3	0.15	0	0

Office Space

Our offices are located temporarily in care of our counsel, Dill Dill Carr Stonbraker & Hutchings, P.C., 455 Sherman Street, Suite 300, Denver, Colorado 80203.

ITEM 3.                          LEGAL PROCEEDINGS.

Hamm Litigation

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm ("Hamm") against certain defendants ("Defendants") and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm's allegations include a claim that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  We and the Defendants believe that there is no merit to Hamm's allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  During the years ended October 31, 2014 and 2013, we recognized $7,643 and $12,391 in revenue from the Joe Murray Farms well, respectively, and as of October 31, 2014, a total of $190,605 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

Beckett Complaint

In April 2013, Jeffrey R. Beckett, a shareholder of the Company, filed a lawsuit in the District Court of Washoe County, Nevada, against the Company, its directors, Kenneth A. Cabianca and Georgia Knight, and a principal of one of the Company's consultants, Sarah Cabianca, generally alleging mismanagement of the Company's affairs by the directors to the detriment of the Company and its shareholders (the "State Lawsuit").  The lawsuit seeks the issuance of an injunction, the appointment of a receiver and unspecified damages.  In June 2013, Mr. Beckett filed a similar complaint against the same defendants in the United States District Court for the District of Nevada (the "Federal Lawsuit").  Sarah Cabianca has been dismissed from the State Lawsuit and the Federal Lawsuit has been dismissed.  The Company believes the State Lawsuit has been improperly brought and lacks merit.  The Company is vigorously defending the lawsuit.

ITEM 4.                          Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was listed for quotation on the OTC Bulletin Board from July 27, 2004 to February 23, 2011 and has been quoted on the OTC.QB since that date under the symbol "BNXR".  The following table sets forth the range of high and low bid quotations for each fiscal quarter of the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices
2013 Fiscal Year	High	Low
Quarter ending 01/31/13	$0.08	$0.035
Quarter ending 04/30/13	$0.0945	$0.0415
Quarter ending 07/31/13	$0.06	$0.0441
Quarter ending 10/31/13	$0.05	$0.0126

2014 Fiscal Year
Quarter ending 01/31/14	$0.045	$0.011
Quarter ending 04/30/14	$0.047	$0.019
Quarter ending 07/31/14	$0.064	$0.018
Quarter ending 10/31/14	$0.029	$0.016

As of January 20, 2015, there were 28 record holders of our common stock, and one record holder of our Series A preferred stock.  The closing bid price of our common stock on January 20, 2015 was $0.0074.

Since our inception, no cash dividends have been declared on our common stock.

ITEM 6.                          SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims.  Based on the geological report and recommendation prepared by Leroy Halterman, who was our geological consultant at that time, we completed geological mapping, sampling and assaying in connection with the first phase of a staged exploration program during the fiscal year ended October 31, 2004.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the fiscal years ended October 31, 2014 or 2013.  During the fiscal year ended October 31, 2014, the Antelope Pass Project was allowed to lapse.

Due to the lack of commercial success of recent drilling projects in which we have participated and the recent decline in the price of oil, we are currently evaluating other projects and attempting to determine a new and more viable direction for the Company.

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

Capitalized costs of oil and gas interests may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved interests.  Should capitalized costs exceed this ceiling, an impairment is recognized.  The present value of estimated future net cash flows is computed by applying average prices calculated on a simple average from the first day in the trailing 12 months, of oil and gas to estimated future production of proved oil and gas reserves as of year ends, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Subsequent to October 31, 2014 there have been significant declines in oil prices that may adversely affect our financial position and results of operations.  If the current downward trend in oil prices continues, there is a reasonable likelihood that we could incur impairment to our full cost pool in calendar 2015 based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology.

Asset Retirement Obligations. We follow FASB ASC 410-20 "Accounting for Asset Retirement Obligations," which  addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FASB ASC 410-20 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of October 31, 2014 and 2013, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with FASB ASC 410-20.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective wells. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The information below reflects the change in the asset retirement obligations during the years ended October 31, 2014 and 2013:
	October 31,	October 31,
	2014	2013
Balance, beginning of year	$31,636	$27,554
Liabilities assumed	227	-
Revisions	(905)	774
Accretion expense	3,796	3,308
Balance, end of year	$34,754	$31,636

The reclamation obligation relates to the Ard #1-36, Bagwell #1-20, Bagwell #2-20, Miss Gracie#1-18, Joe Murray Farm#1-18, Gehrke #1-24, Jack #1-13, Jackson #1-18, Double T Ranch and Bunch #1-17 wells at the

Oklahoma Properties and McPherson #1-1 well at South Wayne Prospect.  The present value of the reclamation liability may be subject to change based on management's current estimates, changes in remediation technology or changes to the applicable laws and regulations.  Such changes will be recorded in our accounts as they occur.
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

Results of Operations

We realized revenues of $140,709 from natural gas and oil sales during the fiscal year ended October 31, 2014, compared with $235,170 during the fiscal year ended October 31, 2013, a decrease of $94,461 due primarily to a decrease in the number of producing wells.  In the fiscal year ended October 31, 2014, we sold 726 Mcf of natural gas and 1,422 Bbls of oil and in 2013, we sold 1,120 Mcf of natural gas and 2,449 Bbls of oil.  Our natural gas volume decreased by 35%, and our oil volume decreased by 42%.  The average price received for our natural gas sales in 2014 was $4.73 per Mcf, versus $4.37 per Mcf in 2013, representing an increase of $0.36 or 8%.  The average price received for our crude oil sales in 2014 was $98.24 per Bbl, versus $96.18 per Bbl in 2013, representing an increase of $2.06 or 2%.  The decrease in production was due primarily to a decrease in the number of producing wells caused by the sale of our interest in the Miss Jenny #1-8 and the natural decline in reserves.

For the fiscal year ended October 31, 2014, we incurred a net loss of $474,499, compared with a net loss of $1,025,700 for the fiscal year ended October 31, 2013 (a decrease in net loss of $551,201).

We incurred direct costs of $604,746 for the fiscal year ended October 31, 2014, compared with $1,261,626 for the fiscal year ended October 31, 2013, a decrease of $656,880.

Our production costs increased from $39,129 for the fiscal year ended October 31, 2013 to $43,489 for the fiscal year ended October 31, 2014, an increase of $4,360.  Our production costs increased as a result of an oil well beginning production in the Washita Bend Project.  Production costs also increased as a percentage of sales from 17% to 31%.

Our depletion and accretion costs decreased from $154,914 during the fiscal year ended October 31, 2013 to $61,875 for the fiscal year ended October 31, 2014, a decrease of $93,039.  Depletion is calculated based on production rates produced during the year.

Our general and administrative costs decreased by $172,804, from $642,568 in 2013 to $469,764 in 2014.  The decrease in general and administrative costs was due largely to a decrease in legal expenses of $68,668 resulting from the costs of defending the Beckett Complaint, as well as a decrease of $67,272 in investor relations expenses.

During the fiscal year ended October 31, 2014, we wrote down $26,517 of natural gas and oil properties, as compared to a write down of $425,015 for the fiscal year ended October 31, 2013.  However, we also wrote off $3,101 in undeveloped mineral interests for the fiscal year ended October 31, 2014, as we allowed our mineral claims to lapse.

We had an unrealized gain on held for sale marketable security of $54,980 for the fiscal year ended October 31, 2014, as compared to an unrealized loss of $52,000 for the fiscal year ended October 31, 2013.  The value of our shares in Lexaria Corp. at October 31, 2014 was $0.06 per share, as compared to $0.055 per share as at October 31, 2013, giving rise to the unrealized gain.

Liquidity and Capital Resources

As of October 31, 2014, we had cash of $109,953 and working capital of $124,202, compared to cash and short term investments of $260,812 and working capital of $319,178 as of October 31, 2013.    The decrease in working capital was caused by net cash used in operations of $335,150.

During the fiscal year ended October 31, 2014, net cash used in operating activities was $335,150, compared to net cash of $383,390 used in operating activities for the fiscal year ended October 31, 2013. This decrease in cash used was primarily due to the decreased net loss for fiscal 2014.

Net cash provided by investing activities during the fiscal year ended October 31, 2014 was $384,291, compared with $96,310 used during the fiscal year ended October 31, 2013.  We used $143,780 in cash for our oil and gas interests compared to $293,988 during the previous year.  We received $275,148 from the sale of our interest in the Miss Jenny #1-8 and sold $52,923 of our marketable securities during the 2014 fiscal year.

No cash was provided by or used in financing activities during the fiscal years ended October 31, 2014 and 2013.

Going Concern

As shown in the accompanying consolidated financial statements, we have incurred a net loss of $1,678,250 since inception.  We have not been able to obtain additional capital through the sale of equity or debt or to engage in discussions pertaining to furthering the business of the Company because of the existence of the Beckett Complaint.  As stated elsewhere in this report, we believe that the litigation is without merit and we are vigorously defending the lawsuit.  There can be no assurance that we will be able to obtain sufficient funds to continue the operations of the Company.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

See Note 1 of the Notes to Financial Statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 31, 2014.

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Brinx Resources Ltd.
We have audited the accompanying balance sheets of Brinx Resources Ltd. as of October 31, 2014 and 2013 and the related statements of comprehensive income, stockholders' equity and cash flows for each of the years in the two-year period ended October 31, 2014. Brinx Resources Ltd.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brinx Resources Ltd. as of October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
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

Excelsis Accounting Group
Reno, NV
February 11, 2015

5335 Kietzke Lane, Suite110, Reno, Nevada 89511
Tel: 775.332.4200 · Fax: 775.332.4210
www.excelsisaccounting.com

BRINX RESOURCES LTD.
BALANCE SHEETS

	OCTOBER 31,	OCTOBER 31,
	2014	2013
	(Audited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$109,953	$60,812
Investment - Certificate of deposit	-	200,000
Marketable securities	37,076	44,000
Accounts receivable	8,579	35,760
Prepaid expenses and deposit	23,506	41,871

Total current assets	179,114	382,443

Undeveloped mineral interests, at cost	-	3,101

Oil and gas interests, full cost method of accounting,$
net of accumulated depletion	951,502	1,169,052

Property, plant and equipment(net)	967	1,741

Total assets	$1,131,583	$1,556,337

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$54,912	$63,265

Total current liabilities	54,912	63,265

Asset retirement obligations	34,754	31,636

Total liabilities	89,666	94,901

Stockholders' equity
Preferred stock - $0.001 par value; authorized - 25,000,000 shares
Series A Preferred stock - $0.001 par value; authorized - 1,000,000 shares
Issued and outstanding - 500,001 shares	500	500

Common stock - $0.001 par value; authorized - 100,000,000 shares
Issued and outstanding - 24,629,832 shares	24,630	24,630

Capital in excess of par value	2,868,057	2,868,057

Accumulative other comprehensive loss	(173,020)	(228,000)

Retained earnings	(1,678,250)	(1,203,751)

Total stockholders' equity	1,041,917	1,461,436

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEAR ENDED OCTOBER 31,

	2014	2013
REVENUES
Natural gas and oil sales	$140,709	$235,170

DIRECT COSTS
Production costs	43,489	39,129
Depreciation, depletion and accretion	61,875	154,914
General and administrative	469,764	642,568
Writedown of natural gas and oil properties	26,517	425,015
Writeoff of undeveloped minerial interests	3,101	-

Total Expenses	(604,746)	(1,261,626)

OPERATING (LOSS)	(464,037)	(1,026,456)

OTHER INCOME
Interest income	202	756
Realized (loss) on sale of marketable security	(10,664)	-

NET(LOSS)	(474,499)	(1,025,700)

OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Unrealized gain (loss) on held for sale of marketable security	54,980	(52,000)

COMPREHENSIVE (LOSS) FOR THE YEARS	$(419,519)	$(1,077,700)

Net Income/(Loss) Per Common Share

- Basic	$(0.02)	$(0.04)
- Diluted	$(0.02)	$(0.04)

Weighted average number of common shares outstanding

- Basic	24,629,832	24,629,832
- Diluted	24,629,832	24,629,832

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENT OF STOCKHOLDERS' EQUITY

	PREFERRED STOCK		COMMON STOCK
							Accumulative
					Capital in		Other	Total
	Number		Number		Excess of Par	Retained	Comprehensive	Stockholders'
	of Shares	Amount	of Shares	Amount	Value	Earnings	(Loss)	Equity

BALANCES, OCTOBER 31, 2011	-	$-	24,629,832	$24,630	$2,868,057	$586,937	$(64,000)	$3,415,624

Comprehensive income / (loss)
Shares issued to a director	500,001	500	-	-	-	-	-	500
Unrealized (loss) on held for sale marketable security	-	-	-	-	-	-	(112,000)	(112,000)
Net (loss)	-	-	-	-	-	(764,988)	-	(764,988)

BALANCES, OCTOBER 31, 2012	500,001	$500	24,629,832	$24,630	$2,868,057	$(178,051)	$(176,000)	$2,539,136

Comprehensive income / (loss)
Unrealized (loss) on held for sale marketable security	-	-	-	-	-	-	(52,000)	(52,000)
Net (loss)	-	-	-	-	-	(1,025,700)	-	(1,025,700)

BALANCES, OCTOBER 31, 2013	500,001	$500	24,629,832	$24,630	$2,868,057	$(1,203,751)	$(228,000)	$1,461,436

Comprehensive income / (loss)
Unrealized gain on held for sale marketable security	-	-	-	-	-	-	54,980	54,980
Net (loss)	-	-	-	-	-	(474,499)	-	(474,499)

BALANCES, OCTOBER 31, 2014	500,001	$500	24,629,832	$24,630	$2,868,057	$(1,678,250)	$(173,020)	$1,041,917

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENT OF CASH FLOWS
	YEAR ENDED
	OCTOBER 31,
	2014	2013

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net (loss)	$(474,499)	$(1,025,700)

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and accretion	61,875	154,914
Realized loss on sale of marketable security	10,664	-
Writedown of natural gas and oil properties	26,517	425,015
Writeoff of undeveloped minerial interests	3,101	-
Changes in working capital:
Decrease in accounts receivable	27,181	2,725
Decrease in prepaid expenses and deposit	18,365	2,723
Increase / (Decrease) in accounts payable and accrued liabilities	(8,354)	56,933

Net cash (used in) operating activities	(335,150)	(383,390)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Purchase of equipment	-	(2,322)
Redemption of Certificate of deposit	200,000	200,000
Sale of marketable security	52,923	-
Sale proceeds of natural gas and oil working interests	275,148	-
Payments on oil and gas interests	(143,780)	(293,988)

Net cash provided by / (used in) investing activities	384,291	(96,310)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash provided by /(used in) financing activities	-	-

Net increase / (decrease) in cash	49,141	(479,700)

Cash and cash equivalents, beginning of the years	60,812	540,512

Cash and cash equivalents, end of the years	$109,953	$60,812

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

 The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES, LTD.
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

REVENUE RECOGNITION

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company's actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At October 31, 2014 and 2013, the Company had no overproduced imbalances.

BRINX RESOURCES, LTD.
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

INCOME / (LOSS) PER SHARE

Basic income/(loss) per share is computed based on the weighted average number of common shares outstanding during each year.  The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have the dilutive effect on income/(loss) per share.  The dilutive effect of outstanding options was nil as of October 31, 2014 and 2013.

The table below presents the computation of basic and diluted earnings per share for the years ended October 31, 2014 and 2013:

	October 31, 2014	October 31, 2013
Basic earnings per share computation:
(Loss) from continuing operations	$(474,499)	$(1,025,700)
Basic shares outstanding	24,629,832	24,629,832
Basic earnings per share	$(0.02)	$(0.04)

BRINX RESOURCES, LTD.
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

BRINX RESOURCES, LTD.
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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. The Company is currently evaluating the impact this ASU will have on the Company's financial statements.

FASB issued ASU 2014-15 on August 27, 2014, providing guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern."  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company currently discloses a going-concern in Note 1 however the Company will evaluate the impact this ASU will have on the financial statements.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,678,250 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BRINX RESOURCES, LTD.
NOTES TO FINANCIAL STATEMENTS

2.                  MARKETABLE SECURITIES

In August 2011, the Company received 800,000 common shares in Lexaria Corp. on the sale of its oil and natural gas interests in Mississippi, with a value of $0.34 per share.  In May and July 2014, the Company sold 182,071 shares generating $52,923 in proceeds and realizing a loss of $10,664.  This loss equals the total reclassification adjustment of $10,664 from unrealized to realized loss.  There were 100,000 shares sold at $0.32, 32,071 shares sold at $0.325 and 50,000 shares sold at $0.21.  The value of the shares at October 31, 2014 was $0.06 per share, as compared to $0.055 per share as at October 31, 2013, giving rise to an unrealized gain of $54,980 for the year ended October 31, 2014 (2013 – unrealized loss of $52,000).  The Company evaluated the prospects of Lexaria in relation to the severity and duration of the impairment.  Based on the evaluation and the Company's ability and intent to hold the shares for a reasonable period of time sufficient for a recovery, the Company does not consider the shares to be other-than-temporarily impaired at October 31, 2014.

3.                  ACCOUNTS RECEIVABLE

Accounts receivable consists of revenues receivable, interest receivable and other receivable.  The revenue receivable are from the operators of the oil and gas projects for the sale of oil and gas by the operators on the Company's behalf and are carried at net receivable amounts less an estimate for doubtful accounts.  Management considers all accounts receivable to be fully collectible at October 31, 2014 and October 31, 2013.  Accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

	October 31, 2014	October 31, 2013
Accounts receivable	$8,579	$35,760
Less: allowance for doubtful account	-	-
	$8,579	$35,760

4.	OIL AND GAS INTERESTS

The Company holds the following oil and natural gas interests:
	October 31, 2014	October 31, 2013
2008-3 Drilling Program, Oklahoma	$312,794	$309,152
2009-2 Drilling Program, Oklahoma	114,420	114,420
2009-3 Drilling Program, Oklahoma	353,399	349,320
2009-4 Drilling Program, Oklahoma	190,182	190,182
2010-1 Drilling Program, Oklahoma	(47,813)	270,665
Washita Bend 3D, Oklahoma	926,598	793,551
Double T Ranch #1 SWDW, Oklahoma	51,816	50,812
Kings City Prospect, California	406,766	406,766
South Wayne Prospect, Oklahoma	61,085	61,085
PP F-12-2, PP F-12-3, PP F-12-4 and PP F-52, Mississippi	(222,123)	(222,123)
Three Sands Project, Oklahoma	555,715	555,715
Asset retirement cost	2,689	3,367
Less: Accumulated depletion and impairment	(1,754,026)	(1,713,860)
	$951,502	$1,169,052

2008-3 Drilling Program, Oklahoma

On January 12, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation's 2008-3 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The Before Casing Point Interest ("BCP") is 6.25% and the After Casing Point Interest ("ACP") is 5.00%.  At October 31, 2014, the total cost of the 2008-3 Drilling Program was $312,794.  The interests are located in Garvin County, Oklahoma.

BRINX RESOURCES, LTD.
NOTES TO FINANCIAL STATEMENTS

4.                  OIL AND GAS INTERESTS (continued)

2009-2 Drilling Program, Oklahoma

On June 19, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation's 2009-2 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  At October 31, 2014, the total cost of the 2009-2 Drilling Program was $114,420.  The interests are located in Garvin County, Oklahoma.

2009-3 Drilling Program, Oklahoma

On August 12, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation's 2009-3 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP is 5.00%.  At October 31, 2014, the total cost of the 2009-3 Drilling Program was $353,399.  The interests are located in Garvin County, Oklahoma.

2009-4 Drilling Program, Oklahoma

On December 19, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation's 2009-4 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  At October 31, 2014, the total cost of the 2009-4 Drilling Program was $190,182.  The interests are located in Garvin County, Oklahoma.

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

Washita Bend 3D Exploration Project, Oklahoma

On March 1, 2010, the Company acquired a 5.00% working interest in Ranken Energy Corporation's Washita Bend 3D Exploration Project.  The BCP Interest is 5.625% and the ACP Interest is 5.00% on the first eight wells and then 5% before and after casing point on succeeding wells.  At October 31, 2014, the total costs including seismic costs, was $926,598.

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

Double T Ranch#1 SWDW, Oklahoma

On July 17, 2012, the Company acquired a 3.00% working interest in the drilling, completion and operations of the Double T Ranch#1 SWDW located in Garvin County from Ranken Energy Corporation.  At October 31, 2014, the cost of the Double T Ranch#1 SWDW was $51,816 and was moved to the proved property pool.

BRINX RESOURCES, LTD.
NOTES TO FINANCIAL STATEMENTS

4.            OIL AND GAS INTERESTS (continued)
Kings City Prospect, California

A Farmout agreement was made effective on May 25, 2009 between the Company and Sunset Exploration, Inc., to explore for oil and natural gas on 10,000 acres located in west central California.  The Company paid $100,000 (50% pro rata share of $200,000)  to earn a 20% working interest in project by funding a maximum of 50% of a $200,000 geophysical survey composed of gravity and seismic surveys and carry Sunset exploration for 33.33% of dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres will be proportionate to each party's working interest.  On April 15, 2013, the Company elected to plug and abandon this well.  All costs associated with this well have been moved to the proved property pool for depletion. The total cost of the King City prospect as at October 31, 2014 was $406,766.

South Wayne Prospect, Oklahoma

On March 14, 2010, the Company acquired a 5.00% working interest in McPherson#1-1 well for a payment for leasehold, prospect and geophysical fees of $5,000, and dry hole costs of $32,370.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The interests are located in McClain County, Oklahoma.  The total cost of the South Wayne prospect as at October 31, 2014 was $61,085.

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is an impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value if lower, of unproved interests.  There was $26,517 and $425,015 impairment cost for the years ended October 31, 2014 and 2013, respectively.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves.  Depletion expense recognized was $57,305 and $151,026 for the years ended October 31, 2014 and 2013, respectively.

Capitalized Costs
	October 31, 2014	October 31, 2013
Proved properties	$2,061,127	$2,186,940
Unproved properties	644,401	695,972
Total Proved and Unproved properties	2,705,528	2,882,912
Accumulated depletion expense	(921,402)	(885,724)
Impairment	(832,624)	(828,136)
Net capitalized cost	$951,502	$1,169,052

Results of Operations

Results of operations for oil and gas producing activities during the year ended are as follows:

	October 31, 2014	October 31, 2013
Revenues	$140,709	$235,170
Production costs	(43,489)	(39,129)
Depletion and accretion	(61,101)	(154,914)
Results of operations (excluding corporate overhead)	$36,119	$41,127

BRINX RESOURCES, LTD.
NOTES TO FINANCIAL STATEMENTS

5.                  ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20 "Accounting for Asset Retirement Obligations"  which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This policy requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of October 31, 2014 and October 31, 2013, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with "Accounting for Asset Retirement Obligations".  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The Company amortizes the amount added to oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the years ended October 31, 2014 and 2013:

	October 31, 2014	October 31, 2013
Balance, beginning of the years	$31,636	$27,554
Liabilities assumed	277	-
Revisions	(905)	774
Accretion expense	3,796	3,308
Balance, end of the years	$34,754	$31,636

The reclamation obligation relates to the Ard#1-36, Bagwell#1-20, Bagwell#2-20, Miss Gracie#1-18, Joe Murray Farm#1-18, Gehrke#1-24, Jack#1-13, Jackson 1-18, Double T Ranch and Bunch#1-17 at Oklahoma Properties, and McPherson#1-1 well at South Wayne Prospect.  The present value of the reclamation liability may be subject to change based on management's current estimates, changes in remediation technology or changes in applicable laws and regulations.  Such changes will be recorded in the accounts of the Company as they occur.

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

BRINX RESOURCES, LTD.
NOTES TO FINANCIAL STATEMENTS

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

BRINX RESOURCES, LTD.
NOTES TO FINANCIAL STATEMENTS

7.                  RELATED PARTY TRANSACTIONS

During the years ended October 31, 2014 and 2013, the Company entered into the following transactions with related parties:

a)	The Company paid $84,000 (2013 - $84,000) to a related entity, for administration services.

b)	The Company paid $162,000 (2013 - $162,000) in management fees to the director and President of the Company.

c)	The Company paid $36,000 (2013 - $16,000) in consulting fee to the director of the Company.

8.                  INCOME TAXES

Income tax expense (benefit) for the years ended October 31, 2014 and 2013, respectively, consists of the following:
	October 31, 2014	October 31, 2013
Current taxes	$-	-
Deferred taxes	-	-
Net income tax provision (benefit)	$-	$-

The effective income tax rate for years ended October 31, 2014 and 2013, respectively, are:

	October 31, 2014	October 31, 2013
Federal statutory income tax rate	35.00%	35.00%

Net effective income tax (benefit) rate	35.00%	35.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are provided below:

	October 31, 2014	October 31, 2013
Deferred tax assets:
Federal and state net operating loss carryovers	$1,393,582	$1,373,903
Asset retirement liability	12,164	11,073
Write-down of oil and gas properties Book depletion in excess of tax depreciation	9,281 (107,935)	148,755 (64,572)
Deferred tax asset	$1,307,092	$1,469,159

Valuation Allowance	(1,307,092)	(1,469,159)
Deferred tax liability	$-	$-

The Company has $3,981,662 of net operating loss carry forward as of October 31, 2014, which will expire on October 31, 2029.

The Company believes that all of its positions taken in tax filings are more likely than not to be sustained upon examination by tax authorities for the years ending 2011, 2012, and 2013.  The Company includes interest and penalties arising from the underpayment of income taxes in the statements of comprehensive income in the provision for income taxes.  As of October 31, 2014 and 2013, the Company had not incurred interest or penalties related to uncertain tax positions.

BRINX RESOURCES, LTD.
NOTES TO FINANCIAL STATEMNETS

9.	UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of October 31, 2014 and 2013 were prepared by independent petroleum engineers.  There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.  In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history.  Accordingly, these estimates are expected to change as future information becomes available.

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

Unaudited net quantities of proved developed reserves of crude oil and natural gas (all located within United States) are as follows:

Changes in proved reserves	(Bbls)	(MCF)
Estimated quantity, October 31, 2012	14,330	13,670
Revisions of previous estimate	(1,061)	(3,220)
Discoveries	-	-
Reserves sold to third parties	-	-
Production	(2,449)	(1,120)
Estimated quantity, October 31, 2013	10,820	9,330
Reserves sold to third parties	(2,450)	356
Revisions of previous estimate	(558)
Discoveries	780	-
Production	(1,422)	(726)
Estimated quantity, October 31, 2014	7,170	8,960

The revisions in the Company's estimates of proved oil and gas reserves are due to the fact that there was more substantive data, such as a longer history of production, available to its engineers which allowed them to better quantify the reserve estimates.

Proved Reserves at year end	Developed	Undeveloped	Total
Crude Oil (Bbls)
October 31, 2014	5,960	1,210	7,170
October 31, 2013	9,620	1,200	10,820
Gas (MCF)
October 31, 2014	6,950	2,010	8,960
October 31, 2013	7,330	2,000	9,330

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

BRINX RESOURCES, LTD.
NOTES TO FINANCIAL STATEMNETS

9.	UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

Future cash inflows were computed by applying the 12 month un-weighted mathematic average of the first-day-of-the-month price for each month in the period November 2013 to October 2014 to the estimated future production of proved oil and gas reserves. Subsequent to October 31, 2014 there have been significant declines in oil prices that may adversely affect our financial position and results of operations.  If the current downward trend in oil prices continues, there is a reasonable likelihood that we could incur impairment to our full cost pool in calender 2015 based on the average oil and natural gas price calculated as the unweighed arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology.  The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to our proved oil and gas reserves and the tax basis of proved oil and gas properties and available net operating loss carry-forwards. Discounting the future net cash inflows at 10% is a method to measure the impact of the time value of money.

	October 31, 2014	October 31, 2013
Future Cash inflows	$844,450	$1,050,820
Future production costs	(297,100)	(349,510)
Future development costs	(57,500)	(57,500)
Future income tax expense	-	-
Future cash flows	489,850	643,810
10% annual discount for estimated timing of cash flows	(182,750)	(170,730)
Standardized measure of discounted future net cash	$307,100	$473,080

       UNAUDITED STANDARIZED MEASURE

      The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows.
Standardized measure of discounted cash flows:	October 31, 2014	October 31, 2013
Beginning of year	$473,080	$454,410
Sales and transfers of oil and gas produced, net production costs	(97,220)	(196,041)
Net changes in prices and production costs and other	51,380	(99,340)
Net sale of reserves in place	(146,760)	-
Changes in future development costs	-	(3,750)
Revisions of previous estimates	(50,050)	(32,430)
Other	88,690	161,101
Net change in income taxes	-	-
Accretion discount	(12,020)	189,130
Total change in the standardized measure during the year	(165,980)	18,670
Standardize measure, end of year	$307,100	$473,080

10.                  MAJOR CUSTOMERS

The Company collected $135,014 (2013: $235,170) or 96% (2013: 95%) of its revenues from one of its operators during the year ended October 31, 2014. As of October 31, 2014, $7,486 (2013: $32,593) was due from this operator.

BRINX RESOURCES, LTD.
NOTES TO FINANCIAL STATEMNETS

11.               CONTINGENCIES

Hamm Litigation

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm ("Hamm") against certain defendants ("Defendants") and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  The Company was not named as a party in these legal proceedings, but Hamm's allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which the Company purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm's allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues the Company is entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that the Company will be able to recover these proceeds.  The Company recognized $7,643 in revenue during the year ended October 31, 2014, and $12,391 in revenue during the year ended October 31, 2013. As at October 31, 2014, revenue from the Joe Murray Farms totaling $190,605 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

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

Rule 15d-15 under the Exchange Act requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014, being the date of our most recently completed fiscal year end.  This evaluation was conducted under the supervision and with the participation of our sole officer, Kenneth Cabianca.  Based on this evaluation, Mr. Cabianca concluded that the design and operation of our disclosure controls and procedures were not effective because of the following material weaknesses that existed at October 31, 2014:

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

Management's Annual Report on Internal Control Over Financial Reporting

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of October 31, 2014.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment using those criteria, management believes that, as of October 31, 2014, our internal controls are not effective as there is a reasonable possibility that a material misstatement of the Company's financial statements may not be prevented or detected on a timely basis.  This is due to the size of the Company and the fact that we have only one financial expert on our board of directors and no audit committee, even though the one financial expert board member carries out the functions of an Audit Committee. Management believes that the material weakness set forth above does not have an effect on our financial statements.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Changes In Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.                          OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our executive officers and directors follows:

Name	Age	Position and Term of Office
Kenneth A. Cabianca	74	President, Acting Chief Financial Officer, Secretary and Director
Georgia Knight	51	Director
Christopher Mulgrew	42	Director

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

Set forth below is a brief description of the recent employment and business experience of our directors and executive officers:

Kenneth A. Cabianca was our sole officer and director from our inception in December 1998 until August 9, 2005.  On August 9, 2005, Mr. Cabianca resigned as our president but he remained a director.  Mr. Cabianca was appointed our president effective immediately after Mr. Halterman's death.  Mr. Cabianca has been serving as the Acting Chief Financial Officer since the resignation of Kulwant Sandher on July 3, 2013.  Since 1983, Mr. Cabianca has been an independent businessman and a management consultant of various companies.  Many of his activities have been conducted through his company, Wellington Financial Corporation.  His experience includes raising venture capital, general management, and public relations.  From August 1991 to September 1999, Mr. Cabianca was a director and president of Primo Resources International Inc., a mining company whose stock trades on the CDNX.  While he served as president Primo Resources engaged in joint ventures projects with Mitsubishi Corp., Mitsubishi Materials Corp., and Golden Peaks Resources Ltd.  He served as a director of Primo Resources International again from October 2001 to November 2002.  Mr. Cabianca received a D.D.S. degree and practiced dentistry in Vancouver, British Columbia from 1965 to 1986.  He also received a Bachelor of Science degree from Creighton University in 1965.  During the past five years, Mr. Cabianca has not served as an officer or director of any company, other than as described in this paragraph.

Georgia Knight was elected as a director on August 24, 2012, filling the vacancy created by Mr. Halterman's death.  Ms. Knight has a 28-year background in securities related employment with both publicly traded and private business ventures, and has extensive experience in the financing of mining projects, primarily through private placements with institutional investors and junior public mining companies.  Since October 2004, Ms. Knight has been the president and secretary of BVB Management Svs. Ltd., a company that provides management and administrative consulting services.  Ms. Knight was elected as a director and a member of the audit committee of Leeta Gold Corp. in April 2004 and continues to serve in these positions.  Ms. Knight served as a director of Primo Resources (n/k/a Pacific Coal Resources Ltd.) from December 1999 to March 2011, and was its Chief Financial Officer from 2009 to 2011.  From June 2005 to March 2012, Ms. Knight served as a director of Whistler Gold Exploration Corp. (f/k/a Maximum Ventures Inc.).  Ms. Knight also served as a director of Bluenose Gold Corp. (f/k/a International Alliance Resources Inc.) from December 2005 to March 2012.  Ms. Knight completed The Canadian Securities Course in 1990 and received a Graduate Certificate from Simon Fraser University for Corporate Governance and Regulatory Compliance in 1994.  During the past five years, Ms. Knight has not served as an officer or director of any company, other than as described in this paragraph.

Christopher Mulgrew was elected as a director on July 10, 2013.  Since March 2011, Mr. Mulgrew has been the managing partner of Gallant Ridge Capital, LLC, a business consulting and investor relations firm based in Houston, Texas, which specializes in working with companies whose market cap is less than $100 million.  His previous experience includes serving from March 2010 to March 2011 as global controller at Kenda Capital, the fund manager of the $1.4 billion Shell Technology Ventures Fund.  He has also served as the chief financial officer of companies in the brewing, alternative energy and emergency medicine industries.  Mr. Mulgrew holds a Bachelor's degree in Business Administration (BBA) from Simon Fraser University and a Master's degree of Business Administration (MBA) from the Jesse H. Jones Graduate School of Business at Rice University. He also holds both the Chartered Accountant (CA) and Certified Public Accountant (CPA) designations and has completed the Master class in Private Equity program at the London Business School.

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

ITEM 11.                          EXECUTIVE COMPENSATION.

The following table sets forth information about the remuneration of our principal executive officer for services rendered for each of the last two fiscal years ended October 31, 2014 and 2013.  We do not have any other executive officers with total compensation of $100,000 or more.  Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation	Total ($)
Kenneth Cabianca President	2014 2013	60,000 60,000	-0- -0-	102,000(1) 102,000(1)	162,000 162,000

     __________________
(1)	Kenneth Cabianca received such amounts as compensation for services as a director and pursuant to the Management Consulting Agreement.

We entered into a Management Consulting Agreement with Mr. Cabianca, effective February 10, 2012, pursuant to which Mr. Cabianca agreed to provide management consulting services to the Company for consideration of 500,001 shares of Series A preferred stock and initially $90,000 per year.  On April 23, 2013, the Agreement was amended to increase Mr. Cabianca's cash compensation to $102,000 per year.  The term of the Management Consulting Agreement is five years with automatic one-year renewal terms, unless earlier terminated pursuant to the agreement.  As a result of this Management Consulting Agreement, Mr. Cabianca owns 100% of the issued and outstanding Series A preferred stock, entitling him to elect the Series A director.  Pursuant to the Amended and Restated Bylaws of the Company, as amended February 9, 2012, the affirmative vote of the Series A director is required for certain actions by the Company that could affect the Series A Preferred stockholders or the Company, pay any dividend or other distribution with limited exceptions, or enter into certain other transactions, all as set forth therein.  On March 14, 2012, Kenneth Cabianca was elected the Series A director.

During the last two fiscal years ended October 31, 2014 and 2013, other than as set forth above, there were no grants of stock options, stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers.  We have no employment agreements with our executive officers.

We pay Georgia Knight $500 per month for services as a director.  We do not pay compensation to our directors for attendance at meetings.  We reimburse our directors for reasonable expenses incurred during the course of their performance.

The following table sets forth compensation of our directors for the last completed fiscal year ended October 31, 2014.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Georgia Knight	6,000	-0-	-0-	-0-	6,000
Christopher Mulgrew	30,000	-0-	-0-	-0-	30,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information as to the officers, directors and more than 5% shareholders.  As of January 20, 2015, we had 24,629,832 shares common stock outstanding and 500,001 shares of preferred stock outstanding.

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

(2)	Holders of preferred stock and holders of common stock vote together as a single class, except for matters specifically reserved for voting by the holders of preferred stock.
(3)	This table is based on 24,629,832 shares of common stock outstanding and 500,001 shares of Series A preferred stock outstanding as of January 20, 2015.
(4)	Kenneth Cabianca may be deemed to be a promoter of our company.
(5)	All preferred stock held by Mr. Cabianca is Series A preferred stock.
(6)	128,000 shares of common stock are held by Golden Capital in trust for Mr. Cabianca.
(7)	All information for Barry Brooks was obtained from the Schedule 13G filed by Mr. Brooks on May 20, 2011, as amended by the Schedule 13G/A filed by Mr. Brooks on November 25, 2011.
(8)	All information for Jeff Beckett was obtained from the Schedule 13D/A filed by Mr. Beckett on February 20, 2013.

Equity Compensation Plan Information

As of October 31, 2014, our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, are as follows

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

For the fiscal years ended October 31, 2014 and 2013, we incurred $84,000 and $84,000, respectively, for administrative services performed by Downtown Consulting.  Downtown Consulting is an entity owned and controlled by Sarah Cabianca, the daughter of Kenneth Cabianca, and one of our shareholders.

During the fiscal years ended October 31, 2014 and 2013, we paid $162,000 and $162,000, respectively, in management fees to a director and our current president, Ken Cabianca.  We entered into a Management Consulting Agreement with Mr. Cabianca, effective February 10, 2012, pursuant to which Mr. Cabianca agreed to provide management consulting services to the Company for consideration of 500,001 shares of Series A preferred stock and initially $90,000 per year.  On April 23, 2013, the Agreement was amended to increase Mr. Cabianca's cash compensation to $102,000 per year.  The term of the Management Consulting Agreement is five years with automatic one-year renewal terms, unless earlier terminated pursuant to the agreement.  As a result of this Management Consulting Agreement, Mr. Cabianca owns 100% of the issued and outstanding Series A preferred stock, entitling him to elect the Series A director.  Pursuant to the Amended and Restated Bylaws of the Company, as amended February 9, 2012, the affirmative vote of the Series A director is required for certain actions by the Company that could affect the Series A Preferred stockholders or the Company, pay any dividend or other distribution with limited exceptions, or enter into certain other transactions, all as set forth therein.  On March 14, 2012, Kenneth Cabianca was elected the Series A director.

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

Director Independence

Our common stock is quoted on the OTCQB.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an "independent" director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 5605(a)(2)).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  We do not currently have an independent director under the above definition.  We do not list that definition on our Internet website.

We presently do not have an audit committee, compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees.

ITEM 14.                          PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the fiscal year ended October 31, 2014 Mark Bailey & Company, Ltd. dba Excelsis Accounting Group ("Excelsis") is expected to bill us approximately $39,000 for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q.  For the fiscal year ended October 31, 2013, Excelsis billed us $34,000 for the audit of our annual financial statements and review of financial statements included in our quarterly report on Form 10-Q.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2014 and 2013.

Tax Fees

For the fiscal year ended October 31, 2014, Excelsis is expected to bill us $9,000 for tax compliance services.  For the fiscal year ended October 31, 2013, Excelsis billed us $9,000 for tax compliance services.

All Other Fees

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2014 and 2013.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our directors obtain an estimate for the service to be performed.   The directors in accordance with our procedures approved all of the services described above.

PART IV

ITEM 15.                          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Certificate of Change Pursuant to NRS 78.209 (2)
3.3	Amendment to the Articles of Incorporation (3)
3.4	Amended and Restated Bylaws (4)
3.5	Amendment to Amended and Restated Bylaws (5)
4.1	Certificate of Designation of Rights, Preferences, and Privileges for Series A Preferred Stock (4)
10.1	Management Consulting Agreement dated February 10, 2012 (5)
23.1	Consent of Harper & Associates, Inc.
31.1	Rule 15d-14(a) Certification of Principal Executive and Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive and Financial Officer
99.1	Reserve Report from Harper & Associates, Inc. dated January 27, 2015
101*
Financial statements from the Annual Report on Form 10-K of Brinx Resources Ltd. for the year ended October 31, 2014, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Comprehensive Income; (iii) the Statements of Cash Flows; (iv) the Statements of Stockholders' Equity; and (v) the Notes to Financial Statements. (6)

 _______________________________
(1)	Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-1, file number 333-102441.
(2)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 3, 2008, filed January 13, 2009.
(4)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 11, 2009, filed December 15, 2009.
(5)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-K for the fiscal year ended October 31, 2011, filed February 14, 2012.
(6)	To be filed by amendment.

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

BRINX RESOURCES LTD.
Date: February 13, 2015	By: /s/ Kenneth A Cabianca
Kenneth A. Cabianca

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kenneth A. Cabianca Kenneth A. Cabianca	President, Acting Chief Financial Officer, Secretary and Director (principal executive and financial officer)	February 13, 2015
/s/ Christopher Mulgrew Christopher Mulgrew	Director	February 13, 2015

/s/ Georgia Knight Georgia Knight	Director	February 13, 2015