Form 10-K/A
period 2014-10-31
BRINX RESOURCES LTD
filed 2015-02-17
CIK 1212641

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to ___________________________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $347,452.76 as of April 30, 2014

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  24,629,832 as of January 20, 2015

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual  Report on Form 10-K for the fiscal year ended October 31, 2014, filed with the Securities and Exchange Commission on February 13, 2015 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K.  Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

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

PART IV

ITEM 15.                          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Certificate of Change Pursuant to NRS 78.209 (2)
3.3	Amendment to the Articles of Incorporation (3)
3.4	Amended and Restated Bylaws (4)
3.5	Amendment to Amended and Restated Bylaws (5)
4.1	Certificate of Designation of Rights, Preferences, and Privileges for Series A Preferred Stock (4)
10.1	Management Consulting Agreement dated February 10, 2012 (5)
23.1	Consent of Harper & Associates, Inc. (6)
31.1	Rule 15d-14(a) Certification of Principal Executive and Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive and Financial Officer
99.1	Reserve Report from Harper & Associates, Inc. dated January 27, 2015 (6)
101*
Financial statements from the Annual Report on Form 10-K of Brinx Resources Ltd. for the year ended October 31, 2014, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Comprehensive Income; (iii) the Statements of Cash Flows; (iv) the Statements of Stockholders' Equity; and (v) the Notes to Financial Statements.

_______________________________________
(1)	Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-1, file number 333-102441.
(2)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 26, 2004, filed September 27, 2004.
(3)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 3, 2008, filed January 13, 2009.
(4)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 11, 2009, filed December 15, 2009.
(5)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-K for the fiscal year ended October 31, 2011, filed February 14, 2012.
(6)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-K for the fiscal year ended October 31, 2014, filed February 13, 2015.
.
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

BRINX RESOURCES LTD.

Date: February 17, 2015	By: /s/ Kenneth A. Cabianca
Kenneth a. Cabianca, President