Form 10-Q
period 2015-01-31
BRINX RESOURCES LTD
filed 2015-03-16
CIK 1212641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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
[  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  24,629,832 shares of Common Stock, $0.001 par value, as of March __, 2015

BRINX RESOURCES LTD.

Part I.                FINANCIAL INFORMATION

Item 1.                                        Financial Statements

BRINX RESOURCES LTD.
BALANCE SHEETS

	JANUARY 31,	OCTOBER 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$57,684	$109,953
Marketable securities	61,793	37,076
Accounts receivable	6,975	8,579
Prepaid expenses and deposit	1,500	23,506

Total current assets	127,952	179,114

Oil and gas interests, full cost method of accounting,
net of accumulated depletion	307,100	951,502

Property, plant and equipment(net)	774	967

Total assets	$435,826	$1,131,583

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$65,272	$54,912

Total current liabilities	65,272	54,912

Asset retirement obligations	35,716	34,754

Total liabilities	100,988	89,666

Stockholders' equity
Preferred stock - $0.001 par value; authorized - 25,000,000 shares
Series A Preferred stock - $0.001 par value; authorized - 1,000,000 shares
Issued and outstanding - 500,001 shares	500	500

Common stock - $0.001 par value; authorized - 100,000,000 shares
Issued and outstanding - 24,629,832 shares	24,630	24,630

Capital in excess of par value	2,868,057	2,868,057

Accumulative other comprehensive loss	(148,303)	(173,020)

Retained earnings	(2,410,046)	(1,678,250)

Total stockholders' equity	334,838	1,041,917

Total liabilities and stockholders' equity	$435,826	$1,131,583

The accompanying notes are an integral part of these financial statements

BRINX RESOURCES LTD.
STATEMENTS OF COMPREHENSIVE (LOSS)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JANUARY 31,
	2015	2014

REVENUES
Natural gas and oil sales	$6,821	$83,565

DIRECT COSTS
Production costs	8,494	11,410
Depreciation, depletion and accretion	13,987	36,088
General and administrative	119,933	118,519
Writedown of natural gas and oil properties	596,203	-
Writeoff of undeveloped minerial interests	-	3,101

Total Expenses	(738,617)	(169,118)

OPERATING (LOSS)	(731,796)	(85,553)

OTHER INCOME
Interest income	-	50

NET(LOSS)	(731,796)	(85,503)

OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Unrealized gain (loss) on held for sale of marketable security	24,717	(2,080)

COMPREHENSIVE (LOSS) FOR THE YEARS	$(707,079)	$(87,583)

Net Income/(Loss) Per Common Share

- Basic	$(0.03)	$(0.00)
- Diluted	$(0.03)	$(0.00)

Weighted average number of common shares outstanding

- Basic	24,629,832	24,629,832
- Diluted	24,629,832	24,629,832

The accompanying notes are an integral part of these financial statements.

BRINX RESOURCES LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	FOR THE THREE MONTHS ENDED
	JANUARY 31,
	2015	2014

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net (loss)	$(731,796)	$(85,503)

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and accretion	13,987	36,088
Writedown of natural gas and oil properties	596,203	-
Writeoff of undeveloped minerial interests	-	3,101
Changes in working capital:
Decrease in accounts receivable	1,604	(14,547)
Decrease in prepaid expenses and deposit	22,006	(175)
Increase / (Decrease) in accounts payable and accrued liabilities	48,527	(43,718)

Net cash (used in) operating activities	(49,469)	(104,754)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Redemption of Certificate of deposit	-	100,000
Sale of marketable security	-	275,148
Sale proceeds of natural gas and oil working interests	-	-
Payments on oil and gas interests	(2,800)	(34,776)

Net cash provided by / (used in) investing activities	(2,800)	340,372

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash provided by /(used in) financing activities	-	-

Net increase / (decrease) in cash	(52,269)	235,618

Cash and cash equivalents, beginning of the years	109,953	60,812

Cash and cash equivalents, end of the years	$57,684	$296,430

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Accounts payable settled with transfer of well	$38,167	-

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

The accompanying financial statements of the Company are unaudited.  In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation.  The results of operations for the three-month period ended January 31, 2015 are not necessarily indicative of the operating results for the entire year.  These financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended October 31, 2014.

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

REVENUE RECOGNITION

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company's actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At January 31, 2015 and 2014, the Company had no overproduced imbalances.

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

INCOME / (LOSS) PER SHARE

Basic income/(loss) per share is computed based on the weighted average number of common shares outstanding during each year.  The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have the dilutive effect on income/(loss) per share.  The dilutive effect of outstanding options was nil as of January 31, 2015 and 2014.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.                  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME / (LOSS) PER SHARE (continued)

The table below presents the computation of basic and diluted earnings per share for the three-month periods ended January 31, 2015 and 2014:

	January 31, 2015	January 31, 2014
Basic earnings per share computation:
(Loss) from continuing operations	$(731,796)	$(85,503)
Basic shares outstanding	24,629,832	24,629,832
Basic earnings per share	$(0.03)	$(0.00)

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

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and accounts receivable.  The Company maintains cash at one financial institution.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,410,046 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.            MARKETABLE SECURITIES

At January 31, 2015 the Company holds 617,929 common shares in Lexaria Corp with a cost basis of $0.34 per share.  The value of the shares at January 31, 2015 was $0.10 per share, as compared to $0.06 per share as at October 31, 2014, giving rise to an unrealized gain of $24,717 for the three-month period ended January 31, 2015 (2014 – unrealized loss of $2,080).  The Company evaluated the prospects of Lexaria in relation to the severity and duration of the impairment.  Based on the evaluation and the Company's ability and intent to hold the shares for a reasonable period of time sufficient for a recovery, the Company does not consider the shares to be other-than-temporarily impaired at January 31, 2015.

3.            ACCOUNTS RECEIVABLE

Accounts receivable consists of revenues receivable, interest receivable and other receivable.  The revenue receivable are from the operators of the oil and gas projects for the sale of oil and gas by the operators on the Company's behalf and are carried at net receivable amounts less an estimate for doubtful accounts.  Management considers all accounts receivable to be fully collectible at January 31, 2015 and October 31, 2014.  Accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

	January 31, 2015	October 31, 2014
Accounts receivable	$6,975	$8,579
Less: allowance for doubtful account	-	-
	$6,975	$8,579

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.	OIL AND GAS INTERESTS

The Company holds the following oil and natural gas interests:

	January 31, 2015	October 31, 2014
2008-3 Drilling Program, Oklahoma	$313,042	$312,794
2009-2 Drilling Program, Oklahoma	114,420	114,420
2009-3 Drilling Program, Oklahoma	353,399	353,399
2009-4 Drilling Program, Oklahoma	190,182	190,182
2010-1 Drilling Program, Oklahoma	(47,813)	(47,813)
Washita Bend 3D, Oklahoma	816,605	926,598
Double T Ranch #1 SWDW, Oklahoma	52,525	51,816
Kings City Prospect, California	406,766	406,766
South Wayne Prospect, Oklahoma	61,085	61,085
PP F-12-2, PP F-12-3, PP F-12-4 and PP F-52, Mississippi	(222,123)	(222,123)
Three Sands Project, Oklahoma	555,715	555,715
Asset retirement cost	2,604	2,689
Less: Accumulated depletion and impairment	(2,289,307)	(1,754,026)
	$307,100	$951,502

                2008-3 Drilling Program, Oklahoma

On January 12, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation's 2008-3 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The Before Casing Point Interest ("BCP") is 6.25% and the After Casing Point Interest ("ACP") is 5.00%.  At January 31, 2015, the total cost of the 2008-3 Drilling Program was $313,042.  The interests are located in Garvin County, Oklahoma.

2009-2 Drilling Program, Oklahoma

On June 19, 2009, the Company acquired a 5% working interest in the Ranken Energy Corporation's 2009-2 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  At January 31, 2015, the total cost of the 2009-2 Drilling Program was $114,420.  The interests are located in Garvin County, Oklahoma.

2009-3 Drilling Program, Oklahoma

On August 12, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation's 2009-3 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP is 5.00%.  At January 31, 2015, the total cost of the 2009-3 Drilling Program was $353,399.  The interests are located in Garvin County, Oklahoma.

2009-4 Drilling Program, Oklahoma

On December 19, 2009, the Company acquired a 5.00% working interest in Ranken Energy Corporation's 2009-4 Drilling Program.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  At January 31, 2015, the total cost of the 2009-4 Drilling Program was $190,182.  The interests are located in Garvin County, Oklahoma.

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

Washita Bend 3D Exploration Project, Oklahoma

On March 1, 2010, the Company acquired a 5.00% working interest in Ranken Energy Corporation's Washita Bend 3D Exploration Project.  The BCP Interest is 5.625% and the ACP Interest is 5.00% on the first eight wells and then 5% before and after casing point on succeeding wells.  At January 31, 2015, the total costs including seismic costs, was $816,605.

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

On December 9, 2014, the Company agreed to forfeit all of its right, title, interest, and ownership of any kind in and to the Washita Bend 3D Exploration Program.  The Company also agreed that Ranken Energy Corporation exchanged Brinx's joint interest billing balance through October 31, 2014 in the amount of $38,167 for all right, title, interest and ownership of any kind in the Bunch#1-17 well and Cross Bow prospect, effective November 1, 2014.  All costs related to this project were moved to the proved property pool during the quarter ending January 31, 2015.

Double T Ranch#1 SWDW, Oklahoma

On July 17, 2012, the Company acquired a 3.00% working interest in the drilling, completion and operations of the Double T Ranch#1 SWDW located in Garvin County from Ranken Energy Corporation.  At January 31, 2015, the cost of the Double T Ranch#1 SWDW was $52,525 and was moved to the proved property pool.

Kings City Prospect, California

A Farmout agreement was made effective on May 25, 2009 between the Company and Sunset Exploration, Inc., to explore for oil and natural gas on 10,000 acres located in west central California.  The Company paid $100,000 (50% pro rata share of $200,000)  to earn a 20% working interest in project by funding a maximum of 50% of a $200,000 geophysical survey composed of gravity and seismic surveys and carry Sunset exploration for 33.33% of dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres will be proportionate to each party's working interest.  On April 15, 2013, the Company elected to plug and abandon this well.  All costs associated with this well have been moved to the proved property pool for depletion. The total cost of the King City prospect as at January 31, 2015 was $406,766.

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.                   OIL AND GAS INTERESTS (continued)

South Wayne Prospect, Oklahoma

On March 14, 2010, the Company acquired a 5.00% working interest in McPherson#1-1 well for a payment for leasehold, prospect and geophysical fees of $5,000, and dry hole costs of $32,370.  The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The interests are located in McClain County, Oklahoma.  The total cost of the South Wayne prospect as at January 31, 2015 was $61,085.

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is an impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value if lower, of unproved interests.  There was $596,203 and $nil impairment cost for the three-month periods ended January 31, 2015 and 2014, respectively.  The large impairment recorded during the quarter ended January 31, 2015 is primarily related to the termination of our working interest agreement in Washita and all costs being moved to the proved pool.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves.  Depletion expense recognized was $12,747 and $34,946 for the three-month periods ended January 31, 2015 and 2014, respectively.

Capitalized Costs

	January 31, 2015	October 31, 2014
Proved properties	$2,596,407	$2,061,127
Unproved properties	-	644,401
Total Proved and Unproved properties	2,596,407	2,705,528
Accumulated depletion expense	(895,450)	(921,402)
Impairment	(1,393,857)	(832,624)
Net capitalized cost	$307,100	$951,502

Results of Operations

Results of operations for oil and gas producing activities during the three-month periods  ended are as follows:

	January 31, 2015	January 31, 2014
Revenues	$6,821	$83,565
Production costs	(8,494)	(11,410)
Depletion and accretion	(13,794)	(36,088)
Results of operations (excluding corporate overhead)	$(15,467)	$36,067

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

The information below reflects the change in the asset retirement obligations during the three-month period ended January 31, 2015 and October 31, 2014:
	January 31, 2015	October 31, 2014
Balance, beginning of the years	$34,754	$31,636
Liabilities assumed	142	227
Revisions	(227)	(905)
Accretion expense	1,047	3,796
Balance, end of the years	$35,716	$34,754

The reclamation obligation relates to the Ard#1-36, Bagwell#1-20, Bagwell#2-20, Miss Gracie#1-18, Joe Murray Farm#1-18, Gehrke#1-24, Jack#1-13, Jackson 1-18, and Double T Ranch at Oklahoma Properties, and McPherson#1-1 well at South Wayne Prospect.  The present value of the reclamation liability may be subject to change based on management's current estimates, changes in remediation technology or changes in applicable laws and regulations.  Such changes will be recorded in the accounts of the Company as they occur.

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

BRINX RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7.                   RELATED PARTY TRANSACTIONS

During the three-month period ended January 31, 2015 and 2014, the Company entered into the following transactions with related parties:

a)	The Company paid or accrued $21,000 (2014 - $21,000) to a related entity, for administration services.

b)	The Company paid or accrued $40,500 (2014 - $40,500) in management fees to the director and President of the Company.

c)	The Company paid or accrued $9,000 (2014 - $9,000) in consulting fee to the director of the Company.

As at January 31, 2015, there was $51,000 (2014 - $ nil) due to the related parties in accounts payable and accrued liabilities.

8.                   MAJOR CUSTOMERS

The Company collected $6,821 (2014: $80,053) or 100% (2014: 96%) of its revenues from one of its operators during the three-month period ended January 31, 2015. As of January 31, 2015, $6,975 (2014: $20,766) was due from this operator.

9.               CONTINGENCIES

Hamm Litigation

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm ("Hamm") against certain defendants ("Defendants") and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  The Company was not named as a party in these legal proceedings, but Hamm's allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which the Company purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm's allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues the Company is entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that the Company will be able to recover these proceeds.  The Company recognized $ nil in revenue during the three months ended January 31, 2015, and $7,643 in revenue during the year ended October 31, 2014. As at January 31, 2015, revenue from the Joe Murray Farms totaling $190,605 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

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

Our original business plan was to proceed with the exploration of the Antelope Pass Project to determine whether there were commercially exploitable reserves of gold located on the property comprising the mineral claims.  Based on the geological report and recommendation prepared by Leroy Halterman, who was our geological consultant at that time, we completed geological mapping, sampling and assaying in connection with the first phase of a staged exploration program during the fiscal year ended October 31, 2004.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the past few years.  The Company allowed the lease to expire during the three months ended January 31, 2014.

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

2008-3 Drilling Program, Oklahoma.  On January 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation's 2008-3 Drilling Program for a total buy-in cost of $28,581.  We agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total cost of the 2008-3 Drilling Program as of January 31, 2015 was $313,042.  The interests are located in Garvin County, South Central Oklahoma.

This program is composed of four 3-D seismically defined separate prospects with one exploratory well in three of the prospects and two in the fourth prospect.  Targeted pay zones include the prolific Bromide Sands, Viola Limestone, Deese Sandstone and Layton Sandstone.  One of the wells has very similar geology and structure to the Bromide sands in the Owl Creek field.

Five wells were drilled during 2009.  Production casing was set on four of the five wells and the fifth well was deemed non-commercial and was plugged and abandoned.   Two of the four completed wells are still producing commercial quantities of oil and gas, with one of the wells still flowing naturally and producing most of the oil.  One development well was drilled in August of 2011 near the highest producing well in the program.  For the three months ended January 31, 2015, the three producing wells in this program have produced a total of 38 Bbls of oil and nil Mcf of natural gas.

2009-2 Drilling Program, Oklahoma.  On June 15, 2009, we acquired a 5% working interest in Ranken Energy Corporation's 2009-2 Drilling Program located in Garvin County, Oklahoma.  As of January 31, 2015, the total cost of the 2009-2 Drilling Program was $114,420.  The interests are located in Garvin County, Oklahoma.  A total of three wells were drilled in this program and targeted pay zones that were the same as in the 2008-3 program.  The zones included the prolific Oil Creek, Bromide Sands, Viola, Deese and Layton Sandstone. This program is composed of three 3-D seismically defined separate prospects.   All wells were drilled in the last fiscal quarter of 2009. Two of the wells were deemed non-commercial and were plugged and abandoned.  Production casing was set on one of the three wells and completion efforts have taken place on the third well; however, after testing it was also deemed non-commercial and plugged.

2009-3 Drilling Program, Oklahoma. On August 12, 2009, we acquired a 5% working interest in Ranken Energy Corporation's 2009-3 Drilling Program for a total buy-in cost of $37,775.  We agreed to participate in the drilling operations to casing point in the initial test well on each of four prospects.   The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total costs incurred, including drilling costs, as of January 31, 2015 was $353,399.  The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the four prospects.  All four of the wells have been drilled and production casing has been set on all four.  Two of the wells had successful drill stem tests that flowed oil and gas to the surface.  Electric and radiation logs indicate multiple pay zones in all four wells.

One of the four wells in this program was completed in late January 2010 as a flowing oil and gas well.  The well was flowing naturally at rates between 400 and 500 Bbls of fluid per day with an oil cut of between 50% and 70% oil.  Natural gas was being produced at a rate of over 400 Mcf per day.  This well only produced for a few days before snow and ice storms forced shutting the well in because the produced oil and water could not be hauled away from the location and the storage tanks for these liquids were full.  The well is now producing oil and gas with the use of a pumping unit.  The second well that also had a flowing drill stem test was completed in late March 2010 and that well is currently producing oil and natural gas with the use of a pumping unit.  Total production from these two producing wells for the three months ended January 31, 2015 totaled 39 Bbls of oil and nil Mcf of natural gas.

The two remaining wells were completed in late May 2010.  After testing, both wells were deemed to be non-commercial and have been plugged and abandoned.

2009-4 Drilling Program, Oklahoma.  On December 19, 2009, we acquired a 5% working interest in Ranken Energy Corporation's 2009-4 Drilling Program for a total buy-in cost of $13,482.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total costs incurred, including drilling costs, as of January 31, 2015 was $190,182.  The interests are located in Garvin County, Oklahoma.  Targeted pay zones include the prolific Oil Creek, Bromide Sands, Viola and Deese sands.  This program is composed of four 3-D seismically defined separate prospects with one exploratory well in each of the two prospects.

Drilling of the first well started in early February 2010 and reached total depth on February 20, 2010.  The second well drilling started in late February 2010 and reached total depth on April 8, 2010.  Both of the wells intercepted multiple potential productive horizons and production casing was set.  The lowest horizon in the first well flowed oil and gas on a drill stem test.  Weather was initially a problem with heavy rain causing flooding and other delays but both wells have now been completed.  Both wells were treated for a poor cement bond and only one remains in production.  The one well that could not be successfully treated for the poor cement bond was plugged and abandoned.  The other well has been converted to a salt water disposal well.  As of January 31, 2015, there has been no production of hydrocarbons.

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

As of late October 2010, all four wells of the four-well program had been drilled.  Three of the wells had production casing set and one well was plugged and abandoned.  The three successful wells intercepted multiple pay zones including the prolific lowest zone.  One well had a flowing drill stem test but the other two wells were not drill stem tested.  All three wells showed excellent porosity, permeability, and hydrocarbon shows.  All three of the wells were completed in the deepest pay zone.  The third well in this program is currently shut-in.  Total production from these wells for the three months ended January 31, 2015 was 20 Bbls of oil and 143 Mcf of natural gas.

On January 1, 2014, we sold all of our working interest in Miss Jenny #1-8 for $275,147 less sales commission as part of the sale of 100% of the well by its operator.

South Wayne Prospect, Oklahoma. On March 14, 2010, we acquired a 5% working interest in Okland Oil's South Wayne prospect for a total buy-in cost of $5,000 and dry hole costs of $32,370.  We agreed to participate in the drilling operations to casing point in the initial test well on each of two prospects.  The BCP Interest is 6.25% and the ACP Interest is 5.00%.  The total cost incurred, including drilling costs, as of January 31, 2015 was $61,085.  The well and related leasehold interests are located in McClain County, Oklahoma.  The well was perforated in July 2010 and immediately started flowing oil at a rate of 200 Bbls per day.  The flow of oil was slowed and stopped due to a buildup of paraffin.  A pumping unit was placed on the well in late August 2010.  Total production for the McPherson well for the three months ended January 31, 2015 was nil Bbls of oil and nil Mcf of natural gas.  Additional pay zones are located above the currently producing horizon and it is anticipated that these zone will be perforated in the future adding additional production to the well.
Washita Bend 3D Exploration Project, Oklahoma.  On March 1, 2010, we agreed to participate with a 5% working interest in a 3-D seismic program managed by Ranken Energy Corporation for a buy-in cost of $46,250.  The Oklahoma 3-D seismic program covered approximately 135 square miles in a known oil and gas producing area.   An earlier 2-D seismic program over the same area indicated a number of untested structures.  The 3-D program was designed to refine and better define the structures discovered during the earlier program and pinpoint drill locations.  We participated in the seismic program and the related prospect generation and acquisition phase without any promotion.  The BCP Interest is 5.625% and the ACP Interest is 5.00% on the first eight wells and then 5% before and after casing point on succeeding wells.  As at January 31, 2015, five wells had been drilled, of which one well has been completed and tested as an oil producing well.  The total cost, including seismic costs, as of January 31, 2015 was $816,605.  This project was sold during the quarter ending January 31, 2015.
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
On December 9, 2014, we agreed to forfeit all of our right, title, interest, and ownership of any kind in and to the Washita Bend 3D Exploration Program.  We also agreed that Ranken Energy Corporation exchanged our joint interest billing balance through October 31, 2014 in the amount of $38,167 for all right, title, interest and ownership of any kind in the Bunch #1-17 well and Cross Bow prospect, effective November 1, 2014.

Double T Ranch#1 SWDW, Oklahoma.  On July 17, 2012, we acquired a 3.00% working interest in the drilling, completion and operations of the Double T Ranch#1 SWDW located in Garvin County from Ranken Energy Corporation.  At January 31, 2015, the cost of the Double T Ranch#1 SWDW was $52,525.

King City Oil Field.  Effective May 25, 2009, we entered into an agreement with Sunset Exploration to explore for oil and gas on 10,000 acres located in west central California.  The agreement called for us to earn a 20% working interest in the project by funding a maximum of 50% of a $200,000 geophysical survey composed of gravity and seismic surveys and agreeing to carry Sunset Exploration for 33.33% of dry hole cost of the first well.  Completions and drilling of this first well and completion of subsequent wells on the 10,000 acres were to be proportionate to each party's working interest.  The geophysical surveys have been completed and most have been processed and interpreted.  The initial surveys indicated that several more short geophysical survey lines would improve the interpretation.  These additional lines have been completed and subsequently several stages of reprocessing have been applied to the original data.  In midsummer 2011, permitting of the first drill hole began and the well was completed in January 2012.  On April 15, 2013, we elected to plug and abandon this well.  All costs associated with this well have been moved to the proved property pool for depletion.  After further and in-depth evaluation and consultation, we have elected not to participate any further at King City as we deem this project not to be economically viable.  As at January 31, 2015, the total costs were $406,766.
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
Mineral Interests

Antelope Pass.  In 2005, we suspended our activities on the Antelope Pass Project indefinitely in order to focus on our oil and gas properties and we did not conduct any operations or exploration activities on the Antelope Pass Project during the past few years.  The claims were allowed to lapse during the three months ended January 31, 2014.

Results of Operations

Three months ended January 31, 2015 compared to the three months ended January 31, 2014.  We realized revenues of $6,821 during the three months ended January 31, 2015, compared with $83,565 during the three months ended January 31, 2014, a decrease of $76,744, due primarily to a decrease in the number of producing wells.  During the three-month period ended January 31, 2015, 97 Bbls of oil and 143 Mcf of gas (net to our working interest) were produced at our oil and gas properties, as compared to 867 Bbls of oil and 163 Mcf of gas for the three months ended January 31, 2014.  The decrease in production was due primarily to a decrease in the number of producing wells caused by the sale of our interest in the Miss Jenny #1-8, the exchange of the Bunch #1-17 for our outstanding joint interest billing balance, and the natural decline in reserves.

We incurred production costs of $8,494 during the three months ended January 31, 2015, compared with $11,410 during the three months ended January 31, 2014, a decrease of $2,916.  Our production costs decreased as a result of a decrease in the number of producing wells and a decrease in our oil and gas production.

Our depreciation, depletion and accretion costs were $13,987 during the three months ended January 31, 2015, compared with $36,088 during the three months ended January 31, 2014, a decrease of $21,101.  The decrease in these costs is related to the decrease in the reserves of proved oil and gas interests.

Our general and administrative costs increased to $119,933 for the three months ended January 31, 2015, from $118,519 for the three months ended January 31, 2014.  The increase of $1,414 is primarily attributable to an increase in accounting fees.

We wrote down $596,203 of our natural gas and oil properties during the three months ended January 31, 2015 due to the third party evaluation of the Company's reserves being significantly less than the book value on the balance sheet.  We wrote off our $3,101 in undeveloped mineral interests for the fiscal year ended October 31, 2014, as we allowed our mineral claims to lapse.

For the three months ended January 31, 2015, we incurred a net loss of $731,796 compared to a net loss of $85,503 for the three months ended January 31, 2014.  The increase in net loss was attributable primarily to the impairment charge and a decrease in revenues.

As a result of our net loss for the quarter, we had a retained loss of $2,410,046 at January 31, 2015.

Liquidity and Capital Resources

As of January 31, 2015, we had cash of $57,684 and working capital of $62,680, compared to cash of $109,953 and working capital of $124,202 as of October 31, 2014.  The decrease in cash and working capital is due primarily to the loss for the three months ended January 31, 2015.

During the three months ended January 31, 2015, operating activities used cash of $49,469, as compared to net cash used of $104,754 for the three months ended January 31, 2014.  The principal reason for the change was the decreases in depreciation, depletion and accretion.

Investing activities used cash of $2,800 during the three months ended January 31, 2015, compared with $340,372 provided during the three months ended January 31, 2014.  In 2014, payments on oil and gas interests were higher by $31,976, but were offset by $275,148 in proceeds from the sale of our working interest and $100,000 from the redemption of a certificate of deposit.

Off-Balance Sheet Arrangements

As of January 31, 2015, we did not have any off-balance sheet arrangements.

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
Capitalized costs of oil and gas interests may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved interests.  Should capitalized costs exceed this ceiling, an impairment is recognized.  The present value of estimated future net cash flows is computed by applying average prices, in the preceding twelve months, of oil and gas to estimated future production of proved oil and gas reserves as of year ends, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Subsequent to October 31, 2014, there have been significant declines in oil prices that may adversely affect our financial position and results of operations.  If the current downward trend in oil prices continues, there is a reasonable likelihood that we could incur impairment to our full cost pool in fiscal 2015 based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12 month period under the SEC pricing methodology.
Asset Retirement Obligations. We follow FASB ASC 410-20 "Accounting for Asset Retirement Obligations," which  addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FASB ASC 410-20 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of January 31, 2015 and October 31, 2014, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with FASB ASC 410-20.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective wells. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.
We amortize the amount added to oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the three-month period ended January 31, 2015 and the year ended October 31, 2014:

	January 31, 2015	October 31, 2014
Balance, beginning of periods	$$34,754	$31,636
Liabilities assumed	142	227
Revisions	(227)	(905)
Accretion expense	1,047	3,796
Balance, end of periods	$35,716	$34,754

The reclamation obligation relates to the Ard#1-36, Bagwell#1-20, Bagwell#2-20, Miss Gracie #1-18, Joe Murray Farm #1-18, Gehrke#1-24 and Jack#1-13, Jackson #1-18 and Double T Ranch wells at Oklahoma Properties, and McPherson#1-1 well at South Wayne Prospect.  The present value of the reclamation liability may be subject to change based on management's current estimates, changes in remediation technology or changes in applicable laws and regulations.  Such changes will be recorded in our accounts as they occur.

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

Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015, being the date of our most recently completed fiscal quarter.  This evaluation was conducted under the supervision and with the participation of our sole officer, Ken Cabianca.  Based on this evaluation, Mr. Cabianca concluded that the design and operation of our disclosure controls and procedures are not effective because of the following material weaknesses that existed at January 31, 2015:

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our officers have concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.                OTHER INFORMATION

Item 1.                                        Legal Proceedings

Hamm Litigation

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm ("Hamm") against certain defendants ("Defendants") and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm's allegations include a claim that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  We and the Defendants believe that there is no merit to Hamm's allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  The Company recognized $nil in revenue during the three months ended January 31, 2015, and $7,643 in revenue during the year ended October 31, 2014. As at January 31, 2015, revenue from the Joe Murray Farms totaling $190,605 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

Beckett Complaint

In April 2013, Jeffrey R. Beckett, one of our shareholders, filed a lawsuit in the District Court of Washoe County, Nevada against us, our directors, Kenneth A. Cabianca and George Knight, and a principal of one of our consultants, Sarah Cabianca, generally alleging mismanagement of our affairs by our directors to our detriment and the detriment of our shareholders (the "State Lawsuit").  The State Lawsuit seeks the issuance of an injunction, the appointment of a receiver and unspecified damages.  In June 2013, Mr. Beckett filed a similar complaint against the same defendants in the United States District Court for the District of Nevada (the "Federal Lawsuit").  Sarah Cabianca has been dismissed from the State Lawsuit and the Federal Lawsuit has been dismissed.  We believe the State Lawsuit has been improperly brought and lacks merit, and are vigorously defending the State Lawsuits.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Brinx Resources Ltd. for the quarter ended January 31, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Comprehensive Income/(Loss); (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements.

__________________________
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

BRINX RESOURCES LTD.
(Registrant)

March 16, 2015	By: /s/ Ken Cabianca
Ken Cabianca President and Acting Chief Financial Officer (principal executive and financial officer)